Form 10-Q
period 2011-05-31
Accend Media
filed 2011-08-11
CIK 1516079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 2011

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number   333-173814

                                ACCEND MEDIA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          27-4479356
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  8275 S. Eastern Avenue, Suite 200-306
                          Las Vegas, NV  89123
         ---------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (702) 332-9888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer     |_|                  Accelerated filer          |_|
Non-accelerated filer       |_|                  Smaller Reporting Company  |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of August 11, 2011, the registrant's outstanding common stock consisted of 30,000,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

                              Table of Contents
                                Accend Media
                              Index to Form 10-Q
                 For the Quarterly Period Ended May 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets                                                         3

   Statements of Operations                                               4

   Statements of Cash Flows                                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16

Item 4T. Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A.  Risk Factors                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3 -- Defaults Upon Senior Securities                                20

Item 4 -- Submission of Matters to a Vote of Security Holders            20

Item 5 -- Other Information                                              20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                              Accend Media
                       (A Development Stage Company)
                             Balance Sheets

                                             May 31,      February 28,
                                              2011           2011
                                          -------------  -------------
                                           (Unaudited)     (Audited)
Assets

Current assets:
   Cash                                   $     18,126   $     45,851
   Accounts receivable                           2,548              -
   Other Receivable                                300              -
                                          -------------  -------------
     Total current assets                       20,974         45,851
                                          -------------  -------------
Total assets                                    20,974   $     45,851
                                          =============  =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                       $         -    $        122
   Payroll taxes                                 6,153              -
                                          -------------  -------------
     Total current liabilities                   6,153            122
                                          -------------  -------------
Total liabilities                                6,153            122
                                          -------------  -------------

Stockholders' equity:
   Common stock, $0.001 par value,
    75,000,000 shares authorized,
    30,000,000, 30,000,000 issued and
    outstanding as of 5/31/11 and
    2/28/11, respectively                       30,000         30,000
   Additional paid-in capital                   20,075         20,075
   Deficit accumulated during
     development stage                         (35,254)        (4,346)
                                          -------------  -------------
   Total stockholders' equity                   14,821         45,729
                                          -------------  -------------
Total liabilities and
 stockholders' equity                     $     20,974   $     45,851
                                          =============  =============

   The accompanying notes are an integral part of these financial statements.

                                Accend Media
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                           For the three     From Inception
                                           months ending  (December 20, 2010)
                                              May 31,         to May 31,
                                                2011             2011
                                          ----------------  ----------------

Revenue                                   $         2,816   $         2,816
                                          ----------------  ----------------

Expenses:
  General & administrative                         33,723            38,069
                                          ----------------  ----------------
     Total expenses                                33,723            38,069
                                          ----------------  ----------------

Net loss                                  $       (30,907)  $       (35,253)
                                          ================  ================

Weighted average number of
 common shares outstanding
 Basic                                         30,000,000
                                          ================

Net loss per share                        $         (0.00)
                                          ================










  The accompanying notes are an integral part of these financial statements.

                                Accend Media
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)


                                           For the three     From Inception
                                           months ending  (December 20, 2010)
                                              May 31,         to May 31,
                                                2011             2011
                                          ----------------  ----------------
Operating activities:
Net loss                                  $       (30,907)  $       (35,253)
Changes in current assets and liabilities
Increase in accounts payable                         (122)                 -
(Increase) in accounts receivable                  (2,548)           (2,548)
Increase in payroll taxes                           6,153             6,153
Increase in other receivable                         (300)             (300)
                                          ----------------  ----------------
Net cash used by operating activities             (27,725)          (31,949)
                                          ----------------  ----------------

Financing activities:
Proceeds from issuance of common stock                  -            50,000
Contribution to capital                                 -                75
                                          ----------------  ----------------
Net cash provided by financing activities               -            50,075
                                          ----------------  ----------------

Net increase (decrease) in cash                   (27,725)           18,126
Cash - beginning of the year                       45,851                 -
                                          ----------------  ----------------
Cash - end of the year                    $        18,126   $        18,126
                                          ================  ================

Supplemental disclosures:
   Income taxes paid                      $             -   $             -





  The accompanying notes are an integral part of these financial statements.

                                Accend Media
                       (A Development Stage Company)
                       Notes to Financial Statements
                                May 31, 2011
                                (Unaudited)

NOTE 1.   General Organization and Business

The Company was organized on December 20, 2010 (Date of Inception) under the laws of the State of Nevada, as Accend Media. The Company is a Development Stage Company as defined by Guide 7 of the Securities Exchange Commission's Industry Guide and FASB ASC 915 "Development Stage Entities".

NOTE 2.    Summary of Significant Accounting Policies

Basis of Accounting
-------------------
The financial statements and accompanying notes are prepared under full accrual of accounting in accordance with generally accepted accounting principles of the United States of America ("US GAAP"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition
-------------------
The Company will recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

                                Accend Media
                       (A Development Stage Company)
                       Notes to Financial Statements
                                May 31, 2011
                                (Unaudited)


Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected February 28 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. A total of $2,000 in advertising costs were incurred during the current period May 31, 2011.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                Accend Media
                       (A Development Stage Company)
                       Notes to Financial Statements
                                May 31, 2011
                                (Unaudited)

NOTE 4 - Stockholders' Equity and Contributed Capital

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On December 20, 2010, the Company issued 20,000,000 shares of its Common Stock to a founder for cash of $20,000.

On December 20, 2010, a director of the Company contributed capital of $75 for incorporating fees.

On February 28, 2011, the Company issued 4,000,000 shares of its Common Stock to a founder for cash of $12,000.

On February 28, 2011, the Company issued 6,000,000 shares of its Common Stock to shareholders for cash of $18,000 pursuant to a Regulation S offering.

As of May 31, 2011, there have been no other issuances of common stock or there have been no stock options or warrants granted.

NOTE 5.   Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On December 20, 2010, the Company issued 20,000,000 shares of its Common Stock to a founder for cash of $20,000.

On December 20, 2010, a director of the Company contributed capital of $75 for incorporating fees.

On February 28, 2011, the Company issued 4,000,000 shares of its Common Stock to a founder for cash of $12,000.

                                Accend Media
                       (A Development Stage Company)
                       Notes to Financial Statements
                                May 31, 2011
                                (Unaudited)


NOTE 6.   Operating Leases and Other Commitments

The Company has no lease or other obligations.


NOTE 7.   Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


NOTE 8.  Legal Proceedings

The Company is not currently involved in any legal proceedings at this time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements.
When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q.
Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.


Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report for the fiscal year ended February 28, 2011.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

Accend Media ("the Company") was incorporated in the State of Nevada on December 20, 2010, under the name Accend Media.

Description of Business
-----------------------

Accend Media provides internet marketing services for its clients, who seek increased sales and customer contact through online marketing channels. The Company's clients will include branded advertisers, direct marketers, lead aggregators, and agencies.

Our services include:

-Creating of advertising campaigns used to market products and/or services online.

-Designing and hosting of customized web pages for our customers.

-Development of software applications that provide increased efficiency, compliance and/or better monetization of online marketing campaigns. An example of our compliance application is the UnsubToday.com service for email suppression list management.

Accend Media is powered by its own proprietary Lead Generation Software Platform. This technology platform allows the Company to process and sell real-time leads to clients across multiple verticals. The platform employs a rules-based decision engine designed to maximize the value of every lead that it processes. The platform conducts comprehensive detailed analysis of every lead entering the system as well as the pool of clients eligible to purchase the lead. The system also monitors consumer and publisher activity which allows us to analyze the effectiveness of different marketing campaigns, advertisements and specific promotions. This software tool helps us separate performing campaigns from non-performing campaigns, which allows us to maximize our internal profit margin while best serving our clients needs.

Marketing Strategy
------------------
Accend Media plans to own and operate a variety of Internet websites. The Company plans to generate traffic to its websites both internally and from third party internet advertising. The Company's Web properties and marketing activities are designed to generate real-time response based marketing results for our clients.

While visiting one of our Accend Media's websites, consumers will be given the opportunity to sign up, purchase and/or ask to be contacted about various product and service offerings. These web websites generate a variety of transactional results ranging from: (a) Web traffic; (b) inbound telemarketing calls; (c) outbound telemarketing leads; (d) marketable profiled data lists of consumers; (e) targeted response leads; and (f) completed applications for products and services.

Accend Media plans to utilize a number of online marketing channels to build our databases. These include but are not limited to:

Email Marketing
---------------

The Company's websites will be promoted through CANSPAM compliant opt-in email marketing newsletters. Advertising dollars for email marketing are typically spent on a Cost-Per-Acquisition basis, but Accend Media also employs on a Cost-Per-Click or Cost-Per-Million basis.

Search Engine Marketing
-----------------------

Accend Media plans to utilize search engine marketing to direct consumers to its websites. Funds generated from the program will be placed in an open account with each provider and are spent on a Cost-Per-Click auction basis. Google, Yahoo, and Bing are the primary 3 search engines providers used.

Display Advertising
-------------------

Accend Media plans to purchase an advertising inventory by placing a banner, button, or text link on websites owned by third party companies. When consumers click on our banner, button, or text link, they are referred to our website. Using an ad server and our internal platform, we gauge effectiveness and return on investment of each advertising campaign.

Affiliate Marketing
-------------------

Accend Media plans to engage publishers to run its offers and promotions on a Cost Per Action basis. Publishers are provided with real-time commission tracking.

Sales Strategy
--------------

Accend Media plans to sell its products and services to a network of participating lead buyers and advertisers in various categories. Some of these categories include - but are not limited to - the financial, insurance, travel, automotive, and deal of the day coupon industries.

Accend Media delivers internet marketing leads to business buyers in a lead auction format. This format allows clients to bid on qualified leads as they are created. Management believes this is the best way to derive the highest revenue per lead in the marketplace.

Software Development
--------------------

Our sole officer is responsible for all Accend Media's software development, management, and upgrades. He creates all new client accounts and implements lead delivery options based on customer needs. He is responsible for continually upgrading the Lead Generation Software Platform to accommodate new feature sets and increased scalability.

Competition
-----------

The internet lead generation and product sales marketplace is highly competitive. Management believes that Accend Media's proprietary Lead Generation Software Platform provides the company with a competitive advantage within the marketplace because of its concurrent ability to exploit the most effective marketing campaigns while selling leads at their highest value. A number of competitors are active in specific aspects of our business. In the area of business sales lead products, Accend Media faces competition primarily from companies such as Experian, Equifax, Acxiom,
Quinstreet, Atrinsic, and ValueClick.    These major competitors offer online
leads directly to the end customer and sell their online leads through reseller networks. In the area of email compliance software, Accend Media faces competition from Digital River, Unsub Central, and Optizmo.

Government Regulation
---------------------

We are subject to federal, state and local laws and regulations affecting our business. Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or
local agencies.   New laws and regulations may restrict specific Internet
activities, and existing laws and regulations may be applied to Internet activities, either of which could increase our costs of doing business over the Internet and adversely affect the demand for our advertising services.
In the United States, federal and state laws already apply or may be applied in the future to areas, including children's privacy, copyrights, taxation, user privacy, search engines, Internet tracking technologies, direct marketing, data security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods and services.

Results of Operations for the quarter ended May 31, 2011
--------------------------------------------------------

Revenues
--------

During the three month period ended May 31, 2011, the Company generated $2,816 in revenues. For the three months ending May 31, 2011, the Company experienced general and administrative expenses of $33,723. These expenses represented start-up costs as the Company begins its business operations.

For the three months ended May 31, 2011, the Company had $(30,907) in loss from operations. Since the Company's inception, on December 20, 2010, the Company had a net loss of $(35,253).

Going Concern
-------------

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of May 31, 2011, the Company has recognized $2,816 in revenues and has accumulated operating losses of approximately $35,253 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs as well as building its infrastructure will most likely exceed any anticipated revenues for the coming year.

The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of May 31, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

As of May 31, 2011, our current assets were $20,974 and our current liabilities were $6,153. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital or generate sufficient revenues to cover its costs. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

We have not generated positive cash flows from operating activities. For the three months ended May 31, 2011, net cash flow used in operating activities was $(27,725).

Our Chief Executive Officer has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

The Company has no employment agreements in place with its officers, nor does the Company owe its officers any accrued compensation.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2011.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended February 28, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on S-1 for the fiscal year ended February 28, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

The Company filed its initial Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission on April 29, 2011. The Registration Statement was declared effective on June 14, 2011.

Item 6 -- Exhibits

Exhibits.
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith   Form  ending  Exhibit   date
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Accend Media
                                ------------------------
                                       Registrant

                                By: /s/ Scott Gerardi
                                --------------------------------
                                 Name:  Scott Gerardi
                                 Title: Director and CEO
                                        Principal Executive, and
                                        Accounting Officer

Dated:  August 11, 2011
        ---------------