Form 10-Q
period 2011-08-31
Accend Media
filed 2011-10-24
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-54440

ACCEND MEDIA

(Exact name of registrant as specified in its charter)

Nevada 27-4479356

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

8275 S. Eastern Avenue, Suite 200-306, Las Vegas, NV 89123

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of October 12, 2011, the registrant's outstanding common stock consisted of 30,000,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

Table of Contents

Accend Media

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2011

Part I. Financial Information

Page
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

Part II Other Information

Part I. Financial Information

Item 1. Financial Statements

Accend Media

(A Development Stage Company)

Balance Sheets

	August 31, 2011	February 28, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$25,282	$45,851
Accounts receivable	2,613	-
Other receivable	300	-
Total current assets	28,195	45,851

Other assets:
Website development	1,500	-
Total other assets	1,500	-

TOTAL ASSETS	$29,695	$45,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,066	$122
Payroll taxes	2,547	-
Total current liabilities	22,613	122

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	30,000	30,000
authorized, 30,000,000 and 30,000,000 issued and
outstanding as of 8/31/2011 and 2/28/2011,
respectively
Additional paid-in capital	20,075	20,075
Deficit accumulated during development stage	(42,993)	(4,346)
Total stockholders' equity	7,082	45,729
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$29,695	$45,851

The accompanying notes are an integral part of these financial statements.

Accend Media

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended August 31, 2011	For the six months ended August 31, 2011	From Inception (December 20, 2010) to August 31, 2011
Revenue	$26,719	$29,535	$29,535

Expenses:
General & administrative	34,459	68,182	72,528
Total expenses	34,459	68,182	72,528

Net loss	($7,740)	($38,648)	($42,994)

Other Income:
Interest earned	1	1	1
Total other income	1	1	1

Net loss	($7,739)	($38,647)	($42,993)

Weighted average number of common shares
outstanding- basic	30,000,000	30,000,000

Net loss per share - basic	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

Accend Media

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the six months ended August 31, 2011	From Inception (December 20, 2010) to August 31, 2011
OPERATING ACTIVITIES
Net loss	(38,647)	(42,993)
Changes in operating assets and liabilities

Increase in accounts payable	19,944	20,066
(Increase) in accounts receivable	(2,613)	(2,613)
Increase in payroll taxes	2,547	2,547
Increase in other receivable	(300)	(300)
Net cash used by operating activities	(19,069)	(23,292)

INVESTING ACTIVITIES
Cost incurred for Website development	(1,500)	(1,500)
Net cash used by investing activities	(1,500)	(1,500)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	50,000
Contribution to capital	-	75
Net cash provided by financing activities	-	50,075

NET INCREASE IN CASH	(20,569)	25,282
CASH - BEGINNING OF THE PERIOD	45,851	-
CASH - END OF THE PERIOD	$25,282	$25,282

The accompanying notes are an integral part of these financial statements.

Accend Media

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

(Unaudited)

NOTE 1. General Organization and Business

The Company was organized on December 20, 2010 (Date of Inception) under the laws of the State of Nevada, as Accend Media. The Company is a Development Stage Company as defined by FASB ASC 915 "Development Stage Entities".

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

Website development costs

The Company has recognized the website development cost per the requirements of the ASC topic 350-50-05. This topic provides the guidance on accounting of costs incurred to develop a website, per the stages in the development of the website. Depending on the stage of the development, the cost is either capitalized or expensed. During the current period the Company has incurred costs for purchase of website from third party, this costs incurred has recurring benefits and hence the cost is amortized over its useful life.

Accend Media

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

(Unaudited)

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end

The Company has selected February 28 as its year-end.

Advertising

Advertising is expensed when incurred. A total of $2,000 and $18,416 in advertising costs were incurred during the three and six months ended August 31, 2011.

Use of Estimates

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011 and February 28, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has accumulated operating losses of approximately $42,993 The Company has commenced its planned principal operations,. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Accend Media

(A Development Stage Company)

Notes to Financial Statements

August 31, 2011

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

As of August 31, 2011, there have been no other issuances of common stock or there have been no stock options or warrants granted.

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

August 31, 2011

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

NOTE 8. Legal Proceedings

The Company is not currently involved in any legal proceedings.

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

Overview of Current Operations

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

Our services include:

a)      Creating of advertising campaigns used to market products and/or services online.

b)      Designing and hosting of customized web pages for our customers.

c)      Development of software applications that provide increased efficiency, compliance and/or better monetization of online marketing campaigns. Examples are our compliance application, the UnsubToday.com service for email suppression list management, and our exit traffic product CYA Click, which generates ancillary click revenue when consumers leave websites.

Accend Media is powered by a combination of Lead Generation and Internet Traffic Monetization Software Platforms. Some elements of the system are wholly owned by the company and some are licensed from other companies. The amalgamated system allows the Company to process internet traffic into real-time leads to clients across multiple verticals. The system employs a rules-based decision engine designed to maximize the value of every lead that it processes. The platform conducts comprehensive detailed analysis of every lead entering the system as well as the pool of clients eligible to purchase the lead. The system also monitors consumer and publisher activity which allows us to analyze the effectiveness of different marketing campaigns, advertisements and specific promotions. This software tool helps us separate performing internet traffic and campaigns from non-performing internet traffic and campaigns, which allows us to maximize our internal profit margin while best serving our clients’ needs.

Marketing Strategy

Accend Media plans to own and operate a variety of Internet websites. The Company plans to generate traffic to its websites both internally and from third party internet advertising. The Company's Web properties and marketing activities are designed to generate real-time response based marketing results for our clients.

While visiting one of our Accend Media's websites, consumers will be given the opportunity to sign up, purchase and/or ask to be contacted about various product and service offerings. These websites generate a variety of transactional results ranging from: (a) Web traffic; (b) inbound telemarketing calls; (c) outbound telemarketing leads; (d) marketable profiled data lists of consumers; (e) targeted response leads; and (f) completed applications for products and services.

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

Software Development

Our sole officer is responsible for overseeing all Accend Media's software development, management, and upgrades. He creates all new client accounts and implements lead delivery options based on customer needs. He is responsible for indentifying new feature sets and upgrades needed to keep the Lead Generation Software Platform competitive within the industry.

Competition

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

Results of Operations for the six month ended August 31, 2011

Revenues

During the six month period ended August 31, 2011, the Company generated $29,535 in revenues. For the three months ending August 31, 2011 generated $26,719 in revenues. Revenues came from the development of marketing landing pages (digital production) and engaging online publishers to drive traffic to different websites. Although the Company has some digital production development underway, at this time, management is uncertain as to the amount of revenues the Company can generate. This work is still in progress. In addition, the Company has integrated more than a dozen clients for its Auto Finance lead generation vertical and is planning a September, 2011 launch of the program.

Expenses

For the three and six month period ending August 31, 2011, the Company experienced general and administrative expenses of $34,459 and $68,182 respectively. These expenses represented start-up costs as the Company begins its business operations.

For the three and six months ended August 31, 2011, the Company had $(7,739) and $(38,647) respectively in losses from operations. Since the Company's inception, on December 20, 2010, the Company had a net loss of $(42,993).

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of August 31, 2011, the Company has recognized $29,535 in revenues and has accumulated operating losses of approximately $42,993 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees

As of August 31, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of August 31, 2011, our current assets were $28,195 and our current liabilities were $22,613. Without realization of additional capital or added revenues, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital or generate sufficient revenues to cover its costs. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

We have not generated positive cash flows from operating activities. For the six months ended August 31, 2011, net cash flow used in operating activities was $(19,069).

Our Chief Executive Officer has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

The Company has no employment agreements in place with its officers. The Company pays its sole officer upto a maximum ceiling of $10,000 as approved by the board on March 4, 2011 . The amount is accrued only when the officer puts forth a demand for the same. For the three and six months ended August 31, 2011 the Company has accrued $20,750 and $7,750, respectively.

Off-Balance Sheet Arrangements

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of August 31, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal quarter ended August 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

Changes in internal controls over financial reporting

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On August 30, 2011, the Company’s stock was cleared for quotation on the OTC-Bulletin Board under the stock symbol: ACNM.

Item 6 -- Exhibits

Exhibits.

Incorporated by reference

Filed Period Filing

Exhibit Exhibit Description herewith Form ending Exhibit date

______________________________________________________________________________

3.1 Articles of Incorporation, S-1 02/28/11 3.1 4/29/11

as currently in effect

______________________________________________________________________________

3.2 Bylaws S-1 02/28/11 3.2 4/29/11

as currently in effect

______________________________________________________________________________

31.1 Certification of President X

and Principal Financial

Officer, pursuant to Section

302 of the Sarbanes-Oxley

Act

______________________________________________________________________________

31.2 Certification of President X

and Principal Financial

Officer, pursuant to Section

906 of the Sarbanes-Oxley

Act

______________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Accend Media

Registrant

By: /s/ Scott Gerardi

Name: Scott Gerardi

Title: Director and CEO

Principal Executive, and

Accounting Officer

Dated: October 14, 2011