Form 10-Q
period 2011-11-30
Accend Media
filed 2012-01-23
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-54440

ACCEND MEDIA

(Exact name of registrant as specified in its charter)

____Nevada	27-4479356
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8275 S. Eastern Avenue, Suite 200-306, Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

(702) 332-9888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 30,000,000 shares of Common Stock outstanding as of January 23, 2012.

Table of Contents

Accend Media

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2011

Part I. Financial Information

Item 1. Financial Statements

Accend Media

(A Development Stage Company)

Balance Sheets

	November 30, 2011	February 28, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$45,851
Accounts receivable	79,270	-
Other receivable	300	-
Total current assets	79,570	45,851
Other assets	3,100	-
TOTAL ASSETS	82,670	45,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Bank overdraft	$603
Accounts payable	5,780	$122
Payroll taxes	(10)	-
Total current liabilities	6,373	122

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	30,000	30,000
authorized, 30,000,000 and 30,000,000 issued and
outstanding as of 11/30/2011 and 2/28/2011,
respectively
Additional paid-in capital	20,075	20,075
Deficit accumulated during development stage	26,222	(4,346)
Total stockholders' equity	76,297	45,729
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$82,670	$45,851

The accompanying notes are an integral part of these financial statements.

Accend Media

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended November 30, 2011	For the nine months ended November 30, 2011	From Inception (December 20, 2010) to November 30, 2011
Revenue	$81,244	$110,779	$110,779

Expenses:
General & Administrative	11,989	80,171	84,517
Total expenses	11,989	80,171	84,517

Net income	$69,255	$30,609	$26,262

Other Income (Expense):
Interest earned	2	3	3
Penalties & Settlements	(43)	(43)	(43)
Total other income (expense)	(41)	(40)	(40)

Net income applicable to
common shareholders	$69,214	$30,568	$26,222

Weighted average number of common shares
outstanding- basic	30,000,000	30,000,000

Net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

Accend Media

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		For the nine months ended November 30, 2011	From Inception (December 20, 2010) to November 30, 2011
	OPERATING ACTIVITIES
	Net income	30,568	26,222
	Adjustment to reconcile net loss to net cash used by
	operating activities:
	Increase in accounts payable	5,658	5,780
	(Increase) in accounts receivable	(79,270)	(79,270)
	Increase in payroll taxes	(10)	(10)
	Increase in other receivable	(300)	(300)
	Net cash used by operating activities	(43,354)	(47,578)
	INVESTING ACTIVITIES Cost incurred for website development	(3,100)	(3,100)
Net cash used	For investing activities	(3,100)	(3,100)
	FINANCING ACTIVITIES Bank Overdraft	603	603
	Proceeds from issuance of common stock	-	30,000
	Contribution to capital	-	20,075
	Net cash provided by financing activities	603	50,678

	NET INCREASE IN CASH	(45,851)	0
	CASH - BEGINNING OF THE PERIOD	45,851	-
	CASH - END OF THE PERIOD	0	0

The accompanying notes are an integral part of these financial statements.

NOTICE OF NO AUDITOR REVIEW

FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Accend Media for the nine months ended November 30, 2012 have been prepared by the management of the Company and approved by the Company’s Board of Directors.

The accompanying unaudited interim financial statements of the Company have been prepared by and are the responsibility of the Company’s management.

The Company’s independent auditor has not performed a review of these financial statements in accordance with accounting standards for a review of interim financial statements by an entity’s auditor.

Accend Media

(A Development Stage Company)

Notes to Financial Statements

November 30, 2011

(Unaudited)

NOTE 1. General Organization and Business

The Company was organized on December 20, 2010 (Date of Inception) under the laws of the State of Nevada, as Accend Media. The Company is a Development Stage Company as defined by Guide 7 of the Securities Exchange Commission's Industry Guide and FASB ASC 915 "Development Stage Entities".

As of January 23, 2012, the Company is in default with the State of Nevada.

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

Accend Media

(A Development Stage Company)

Notes to Financial Statements

November 30, 2011

(Unaudited)

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

Advertising

Advertising is expensed when incurred. A total of $22,903 in advertising costs were incurred during the current period November 30, 2011.

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

NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated revenues of $81,244 during the three months ended November 30, 2011, and revenues of $110,779 from inception to November 30, 2011. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Accend Media

(A Development Stage Company)

Notes to Financial Statements

November 30, 2011

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

As of November 30, 2011, there have been no other issuances of common stock or there have been no stock options or warrants granted.

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

November 30, 2011

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1/A for the fiscal year ended February 28, 2011.

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

Results of Operations for the three months and nine months ended November 30, 2011

Revenues

During the three month period ended November 30, 2011, the Company generated $81,244 in revenues. For the nine months ending November 30, 2011 generated $110,779 in revenues. Revenues came from the development of marketing landing pages (digital production) and engaging online publishers to drive traffic to different websites. Although the Company has some digital production development underway, at this time, management is uncertain as to the amount of revenues the Company can generate. This work is still in progress.

Expenses

For the three and nine month period ending November 30, 2011, the Company experienced general and administrative expenses of $11,989 and $80,171 respectfully. These expenses represented start-up costs as the Company begins its business operations.

For the three and nine months ended November 30, 2011, the Company had net income of $69,214 and $30,568respectfully from operations. Since the Company's inception, on December 20, 2010, the Company had a net income from operations of $26,222.

Going ConcernThe financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets business. As of November 30, 2011, the Company has recognized $110,779 in revenues and has accumulated operating income of approximately $26,222 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds to continue its operations.

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

Significant changes in the number of employees

As of November 30, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2011, our current assets were $79,570 and our current liabilities were $6373. Without realization of additional capital or added revenues, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital or generate sufficient revenues to cover its costs. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

We have not generated positive cash flows from operating activities. For the nine months ended November 30, 2011, net cash flow used in operating activities was $(43,354).

Our Chief Executive Officer has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

The Company has no employment agreements in place with its officers, nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for the company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Not required for smaller reporting companies.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of November 30, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended February November 30, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on S-1/A for the fiscal year ended February 28, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	02/28/11	3.1	04/29/11
3.2	Bylaws, as currently in effect		S-1	02/28/11	3.2	04/29/11
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accend Media Registrant

Date: January 23, 2012	/s/ Scott Gerardi
Name: Scott Gerardi
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer