Form 10-Q/A
period 2011-11-30
Accend Media
filed 2012-02-09
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

There were 30,000,000 shares of Common Stock outstanding as of February 8, 2012.

Table of Contents

Accend Media

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2011

Part I. Financial Information

Item 1. Financial Statements

Accend Media

(A Development Stage Company)

Balance Sheets

	November 30, 2011	February 28, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	-	$45,851
Accounts receivable	79,270	-
Other receivable	300	-
Total current assets	79,570	45,851
Other assets	1,500	-

TOTAL ASSETS	81,070	45,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	603	-
Accounts payable	5,780	122
Payroll taxes	(10)	-
Total current liabilities	6,373	122

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares	30,000	30,000
authorized, 30,000,000 and 30,000,000 issued and
outstanding as of 8/31/2011 and 2/28/2011,
respectively
Additional paid-in capital	20,075	20,075
Deficit accumulated during development stage	24,622	(4,346)
Total stockholders' equity	74,697	45,729
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$81,070	$45,851

The accompanying notes are an integral part of these financial statements.

Accend Media

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended November 30, 2011	For the nine months ended November 30, 2011	From Inception (December 20, 2010) to November 30, 2011
Revenue	$81,244	$110,779	$110,779
Cost of Goods Sold	4,087	24,503	24,503
Gross Profit	77,157	86,276	86,276

Expenses:
General & Administrative	9,502	57,268	61,614
Total expenses	9,502	57,268	61,614

Net income	$67,656	$29,008	$24,662

Other Income (Expense):
Interest earned	2	3	3
Penalties & Settlements	(43)	(43)	(43)
Total other income (expense)	(41)	(40)	(40)

Net income applicable to
common shareholders	$67,615	$28,968	$24,622

Weighted average number of common shares
outstanding- basic	30,000,000	30,000,000

Net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

Accend Media

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the nine months ended November 30, 2011	From Inception (December 20, 2010) to November 30, 2011
OPERATING ACTIVITIES
Net income	28,968	24,622
Adjustment to reconcile net loss to net cash used by
operating activities:
Increase in accounts payable	5,658	5,780
(Increase) in accounts receivable	(79,270)	(79,270)
Increase in payroll taxes	(10)	(10)
Increase in other receivable	(300)	(300)
Net cash used by operating activities	(44,954)	(49,178)

INVESTING ACTIVITIES
Cost incurred for website development	(1,500)	(1,500)
Net cash used for investing activities	(1,500)	(1,500)

FINANCING ACTIVITIES
Bank overdraft	603	603
Proceeds from issuance of common stock	-	50,000
Contribution to capital	-	75
Net cash provided by financing activities	603	50,678

NET INCREASE IN CASH	(45,851)	0
CASH - BEGINNING OF THE PERIOD	45,851	-
CASH - END OF THE PERIOD	$0	$0

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

Year-end

The Company has selected February 88 as its year-end.

Advertising

Advertising is expensed when incurred. A total of $22,903 in advertising costs were incurred during the current period ended November 30, 2011.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011 and February 88, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated revenues of $81,244, with gross profits of $77,157 during the three months ended November 30, 2011, and revenues of $110,779, with gross profits of $86,276 from inception to November 30, 2011. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

On February 88, 2011, the Company issued 4,000,000 shares of its Common Stock to a founder for cash of $12,000.

On February 88, 2011, the Company issued 6,000,000 shares of its Common Stock to shareholders for cash of $18,000 pursuant to a Regulation S offering.

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

On February 88, 2011, the Company issued 4,000,000 shares of its Common Stock to a founder for cash of $12,000.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1/A for the fiscal year ended February 88, 2011.

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

Results of Operations for the three months and nine months ended November 30, 2011

Revenues

During the three month period ended November 30, 2011, the Company generated $81,244 in revenues, with gross profits of $77,157. For the nine months ending November 30, 2011 generated $110,779 in revenues, with gross profits of $86,276. Revenues came from the development of marketing landing pages (digital production) and engaging online publishers to drive traffic to different websites. Although the Company has some digital production development underway, at this time, management is uncertain as to the amount of revenues the Company can generate. This work is still in progress.

Expenses

For the three and nine month period ending November 30, 2011, the Company experienced general and administrative expenses of $9,502 and $57,268 respectively. These expenses represented start-up costs as the Company begins its business operations.

For the three and nine months ended November 30, 2011, the Company had net income of $67,615 and $28,968, respectively, from operations. Since the Company's inception, on December 20, 2010, the Company had a net income from operations of $24,663.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company generated revenues of $81,244, with gross profits of $77,157 during the three months ended November 30, 2011, and revenues of $110,779, with gross profits of $86,276 from inception to November 30, 2011. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements included with this quarterly report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of November 30, 2011, our current assets were $79,570 and our current liabilities were $6,373. Without realization of additional capital or added revenues, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital or generate sufficient revenues to cover its costs. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

We have not generated positive cash flows from operating activities. For the nine months ended November 30, 2011, net cash flow used in operating activities was $(44,954).

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on S-1/A for the fiscal year ended February 88, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Accend Media Registrant

Date: February 8, 2012	/s/ Scott Gerardi
Name: Scott Gerardi
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer