Form 10-Q/A
period 2011-11-30
Accend Media
filed 2012-02-10
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 30,000,000 shares of Common Stock outstanding as of February 10, 2012.

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

Accend Media Registrant

Date: February 10, 2012	/s/ Scott Gerardi
Name: Scott Gerardi
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer