Form 10-K
period 2012-02-29
Accend Media
filed 2012-06-11
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54440

CLOUD STAR CORPORATION

(Exact name of registrant as specified in its charter)

(Formerly Known as Accend Media)

_________________

Nevada	27-4479356
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

P.O. Box 4906, Mission Viejo, CA	92618
(Address of principal executive offices)	(Zip Code)

(866) 250-2999
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: As of June 8, 2012, no trades have taken place of the Registrant's stock.

There were 98,000,000 shares of Common Stock issued and outstanding as of June 8, 2012.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• inability to identify new customers;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "Cloud Star Corporation", "the Company", "we," "us," and "our" refer to Cloud Star Corporation

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Cloud Star Corporation, 9891 Irvine Center Drive, Suite #200, CA 92618.

PART I

ITEM 1. BUSINESS

History and Organization

Cloud Star Corporation, ("we", "us", "our", “the Company" or the "Registrant") was organized December 20, 2010 (Date of Inception) under the laws of the State of Nevada, as Accend Media.

On or about May 22, 2012, Accend Media, and Cloud Star Corporation, a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger.

Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. The Company changed its corporate name to Cloud Star Corporation. The Company is a developmental stage company.

Business of Issuer

Cloud Star is an information technology services and software company that delivers immediate, easy and secure access to computer desktops and other consumer electron devices from remote locations.

Overview

Cloud Star's flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. The product is a custom-designed USB keycard programmed to connect via the Internet to users' desktop or server seamlessly, which provides the user immediate access to files, personalized environments, data, programs and applications. Said differently, MyComputerKeyTM allows a user to access his or her base computer from different locations utilizing the internet cloud through a separate computer (the “remote computer”). Working models were manufactured and a successful beta test was completed with the employees from three corporations.

Key Advantages MyComputerKeyTM

•         User always accesses their same, consistent and familiar desktop where all of their customized and personal applications and files reside

•         No need for software installation on the remote computer and customization—just plug-in MyComputerKeyTM

•         Enhances compliance, and audit capabilities, of Risk Management and Legal

•         User desktop images can be backed up on hosting servers and restored in case of a disaster and existing corporate virus software provides continuous scans, monitoring, and virus protection against malware and virus attacks

There is an encryption between the host and remote computer as well as a paring feature between the connecting devices.

All information is stored on basis of expiration therefore avoiding an unauthorized access or codes between the connecting computers.

MyComputerKey also includes our own connection software that provides the actual connection between the user’s desktop and the host computer the user is using to connect. This software is fully supportive in all Microsoft ™ based computers with quick installation and full security and protection for the computer.

Cloud Star’s Goals and Objectives

Cloud Star's goal is to become a provider of customizable, secure, multi-factor validation and authentication systems.

To do so, it will aggressively pursue the following objectives:

·         Initiate a direct marketing campaign

·         Establish strategic alliances with key channel partners

·         Establish a recognized position in the market

·      Protect and expand its intellectual property

·         Introduce new products and product upgrades

The discussion that follows, conveys these objectives.

For business users, a second version of the key has been designed that allows the user's information technology (“IT”) department to set the security parameters appropriate to the database to be protected. The modifications consist of creating a user friendly "dashboard" to make it easier for the customer to set up the system and create customized features and tokens—as well as de-activate keys in the event they are lost or stolen. This business-to-business sector is more competitive. In order to competitively differentiate itself, Cloud Star plans to develop strategic partnerships to build its market share of the less competitive retail market. Management expects that users will find the following characteristics very appealing:

•         Cloud Star’s USB keycard is 100% independent and self-contained—no software downloads, configurations, or synchronizations are required on the remote computer.

•         Various user-specific authentication, memory, or pre-set protocol access codes can be programmed into this solid-state hardware.

•         This technology is user-specific, allows information flow tracking, and can be used to access any pre-determined database, application, file or user-selected desktop that is cloud based.

•         This technology works universally on both Apple and PC systems. In addition, once the respective user has finished with the cloud access, there is no trace on the remote computer that the base computer has used. This is particularly important when using public computers while travelling.

Cloud Star’s Sales Strategy

While virtual USBs have been on the market for several years, to date, management is not aware of any company who has targeted the mass consumer. Rather, providers have focused on IT professionals, most likely due to the perceived complexity of virtualization and security issues. Cloud Star instead has simplified the process and through an integrated marketing approach, advertises this simplicity to general consumers for a variety of applications. The sales strategy is to offer a product that is easy to use and utilizes plug and play technology. Cloud Star wants to implement this very simple sales strategy. Cloud Star plans to market and sell their product through several partners on a distribution level relationship.

Through a combination of online marketing, radio and television, consumers are driven to the website where they can complete a 100% automated purchase. Cloud Star plans to provide support though phone sales and telephone call-in technical support. MyComputerKey is a high margin product so Cloud Star is able to outsource its fulfillment and customer support while still driving a high margin on all sales. This will allow Cloud Star to focus on product development and developing marketing strategies with its channel partners.

Cloud Star plans to market a version II key with enhanced security to businesses, government and educational entities that (i) have a mobile workforce (ii) currently utilize the cloud to increase the effectiveness and reduce costs associated with providing information technology to its employees, customers and suppliers and (iii) entities that are considering doing so but have been reluctant to do so because of security concerns. The market potential for Cloud Star's products encompasses several market segments, including healthcare facilities, government, media and telecom, manufacturing, educational facilities, consulting, legal and accounting and aerospace and defense. The Company successfully completed its Beta tests with three such companies and is currently implementing this enterprise model.

Cloud Star’s Market Strategy

Cloud Star's strategy is based on three target markets: (i) Direct-to-Consumer; (ii) Retail; and (iii) Business-to-Business (B2B)—including enterprise and the small and medium-size business market (SMB). The product is the same for each market segment.

Direct-to-Consumer (DTC)

Management believes the internet is the cornerstone to Cloud Star’s marketing effort. Management estimates at least 50% of Cloud Star’s sales will come from the internet and believes $0.50 of every dollar spent on marketing will drive consumers online to compare, research, sample and buy.

The internet strategy will focus on driving traffic (consumers) to offer pages by means of a series of internet marketing platforms including banners, sponsored links, social bookmarking, blogs, surveys etc. Additionally, Cloud Star will focus on affiliate marketing roll out with the goal of the aforementioned internet marketing strategy to ultimately create an affiliate network.

Television

Management believes that it is not one tool or media platform that is the answer, but the right mix of media and relevant content delivered real-time. After management has all its infrastructure tested and proven, Cloud Star plans to test direct-response television with 30, 60 and 120 second spots, as well as a possible 30-minute long form infomercial nationally.

There are many companies that focus on TV as a medium and provide an array of services besides production. Some generally participate via revenue share, thus reducing any upfront costs to the advertiser. The key is to research those firms that have experience with similar products, know what sells and when to sell it. In other words, firms that have a good handle on the marketing mix, specifically the target market, how to reach them, and pricing.

Retail

Cloud Star plans to offer MyComputerKey through retail stores by selling a secure access and data protection service. This will involve the same product (a key and a disk to program the key and the computer) where the user could program his or her computer and the key and then have secure access to his computer from any other computer in the world. This would also protect the user from unauthorized access by other who might have access to his computer in his absence. This will require Cloud Star to set up a cloud service to authenticate the keys.

Traditional Retail – Point of Purchase

Cloud Star is already in talks with 3 national retailers and is considering an early launch versus waiting until the product reaches greater market penetration. Cloud Star has already begun to develop retail demand through all of its marketing and advertising efforts which will be leveraged by management to gain lower cost retail entry, excellent placement and shelf space. Cloud Star plans to hire a retail team that will work closely with all retail buyers, retail marketing directors and store managers to educate their employees and customers about the benefits of MyComputerKey.

Point-of- Purchase (“POP”) is not just displays, but a wider variety of printed material that communicates the products message at the point of purchase. Besides floor stands, wing racks, and counter unit displays, there are shelf talkers, product hang tags, shelf signage, ceiling signage, inflatable signage, in-store blimps, video end-caps, check out signage, window banners, in-store flyers, table tents and informational pamphlets, all vying for the attention of the time starved consumer who views close to 1,000 items per minute during their 24 minute shopping trip.

Cloud Star plans to employ a "PUSH" – "PULL" promotional & advertising strategy when building brand awareness, generating trial/sampling purchases and gaining distribution of MyComputerKey. Cloud Star three stage "go-to-market" approach will first educate the consumer about the product through a direct response advertising and marketing initiatives, then make the product readily available with direct distribution and finally implement programs to motivate consumers to buy MyComputerKey.

"PUSH", or "getting the product on the shelf", provides the programs necessary to gain distribution and secure product placement on limited retailer shelves. It consists of customer marketing funds (CMF) designed to support the customer's best promotional and consumption building vehicles as well as employee incentive and training programs while providing materials that clearly communicate MyComputerKey's unique selling points. These materials consist of a variety of "communication messages", including those listed above as well as shelf signs, neck hangers, window banners, floor displays with header cards, table tents and possibly logo apparel.

"PULL", or getting the product "off the shelf" and into the hands of consumers, answers the biggest question posed by on-premise and off-premise buyers; "What are you doing to drive consumers into my store to purchase your product?" Pull programs are designed to entice the customer and educate the consumer while motivating them to sell or purchase our product. Various Pull programs include advertising directed towards the consumer (print, radio, TV, internet, direct mail, etc), instant redeemable or mail-in coupons, mail-in money back rebates, retailer loyalty programs, co-branding with complementary products and wet sampling events.

The key strategy for MyComputerKey's growth is to understand consumer and channel member needs in order to satisfy them. In addition, focus communications within channels that meet primary target consumers and increase brand image, superior quality and performance attributes and leverage the brand for strategic product initiatives. Again, Cloud Star plans to use the above advertising and promotional strategies to drive awareness, trials and new usage.

Business to Business (B2B)

The business to business market consists of large businesses, educational or government entities. These entities utilize private, public or hybrid clouds and will have an infrastructure in place, complete with firewalls and other security systems. They also have an IT organization to operate and maintain the company's computer systems, networks and data on behalf of the company. The IT organization generally will be headed by a CIO or IT Director. Although the CIO's recommendations will generally be reviewed and approved by the CEO, the CIO or IT Director will be the primary decision maker with respect to IT matters.

Management believes that in the enterprise market, CIOs are looking for solutions, not technology. They typically have a staff of IT experts to evaluate technology. Selling in the enterprise market requires enough industry and company expertise to understand specific problems for which a CIO is seeking solutions. For these reasons, a successful market entry strategy in the enterprise market needs to be focused on selected vertical market segments, primarily in the professional service and medical practice sectors.

Small and medium size businesses may use the cloud for limited purposes, such as Gmail or Office 365, but may not yet maintain their data and other programs in the cloud. These companies may want to take advantage of the opportunities offered by the cloud, but may not yet have the infrastructure to do so. They may also have security concerns about using the Cloud, particularly with a mobile workforce. Attractive initial markets will include financial, legal, medical and educational institutions.

Pricing

Initial pricing for the basic key is $ 49.99, which includes the USB unit and the first year's subscription to the hosting service. In conjunction with the product launch, the Cloud Star plans to experiment with different offers, such as:

•         Simultaneous purchase of 2nd unit and subscription at 50% off

•         Bundled annual subscriptions, for example: One year = $ 49.99;

Two year = $ 69.99;

Three year = $ 79.99

•         Free 30-day trial with automatic billing on the 31st day unless cancelled

INTELLECTUAL PROPERTY

Cloud Star plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. Cloud Star plans also to rely on copyright laws to protect any future computer programs and our proprietary databases.

From time to time, Cloud Star may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting Cloud Star’s intellectual property rights could be costly and time consuming.

Employees

Cloud Star currently has one employee, its CEO. Cloud Star utilizes independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

RISK FACTORS

CLOUD STAR HAS A LIMITED OPERATING HISTORY.

Cloud Star has a limited operating history and is considered a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as management faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of Cloud Star must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which Cloud Star will be operating.

IF CLOUD STAR'S BUSINESS PLAN IS NOT SUCCESSFUL, THERE IS SUBSTANTIAL DOUBT THAT CLOUD STAR MAY BE UNABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND ITS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Cloud Star is a development-stage company with no operating revenues to date. As discussed in the Notes to the Financial Statements included in this Current Report, at the end of Cloud Star’s reporting period as at February, 29, 2012, Cloud Star used cash in operating activities of $45,577. As of February 29, 2012, Cloud Star’s current liabilities exceeded its current assets by $6,211. Cloud Star had a net loss of $75,786 from December 20, 2012 (inception) to February, 29, 2012.

These factors raise substantial doubt that Cloud Star will be able to continue operations as a going concern, and Cloud Star's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to February 29, 2012.

Cloud Star's ability to continue as a going concern is dependent upon raising capital sufficient to meet its obligations as they become due until such time as the Company achieves revenues sufficient to meet its cost structure. There are no assurances that Cloud Star will be able to raise sufficient capital or that its business plan will be successful. If Cloud Star cannot continue as a going concern, its stockholders may lose their entire investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT CLOUD STAR WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

Cloud Star has prepared audited financial statements for the year end for February 29, 2012. Cloud Star’s ability to continue to operate as a going concern is fully dependent upon Cloud Star obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to Cloud Star’s ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that Cloud Star will ever be able to operate profitably or derive any significant revenues from its operations.

WHEN Safa Movassaghi BECAME THE LARGEST SHAREHOLDR OF CLOUD STAR, IT GAVE HIM THE ABILITY TO CONTROL THE COMPANY WITHOUT OTHER SHAREHOLDERS’ APPROVAL.

Safa Movassaghi is the largest stockholder and beneficially owns and has the right to vote approximately 61% of Cloud Star's outstanding common stock. As a result, it will have the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

a) election of a board of directors;

b) removal of any director;

c) amendment of Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of this ownership, it has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by Safa Movassaghi could affect the market price of its common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.

Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.

Cloud Star’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our financial condition and our results of operations.

If Cloud STAR is unable to create and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to perform those functions, cloud star will not be able to commercialize its products.

Cloud Star currently has no sales, marketing or distribution capabilities. Therefore, to commercialize its products, Cloud Star expects to collaborate with third parties to perform these functions. Cloud Star has no experience in developing, training or managing a sales force and will incur substantial additional expenses if it decides to market any of its future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, Cloud Star will compete with many companies that currently have extensive and well-funded marketing and sales operations. Cloud Star’s marketing and sales efforts may be unable to compete successfully against these companies. While the product has been beta tested by three companies in the business-to-business market, the mass consumer market, including direct and indirect channels has not been tested.

Cloud Star may not be able to manufacture its planned products in sufficient quantities at an acceptable cost, or at all, which could harm our future prospects.

Cloud Star does not own any manufacturing facilities and intends to contract out its manufacturing needs. Accordingly, if any of its proposed products become available for widespread sale, Cloud Star may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect its future prospects.

Cloud Star products may become obsolete and unmarketable if Cloud Star is unable to respond adequately to rapidly changing technology and customer demands.

Cloud Star’s industry is characterized by rapid changes in technology and customer demands. As a result, Cloud Star’s products may quickly become obsolete and unmarketable. Cloud Star’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, Cloud Star’s products must remain competitive with those of other companies with substantially greater resources. Cloud Star may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, Cloud Star may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favorably received.

If Cloud Star’s products are not effectively protected by valid, issued patents or if Cloud Star is not otherwise able to protect its proprietary information, it could harm its business.

The success of Cloud Star’s operations will depend in part on its ability to:

• obtain any necessary patent protections for its technologies both in the United States and in other countries with substantial markets;

• defend patents once obtained;

• maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and

• obtain appropriate patents or proprietary rights held by others that are necessary or useful to us in commercializing its technology, both in the United States and in other countries with substantial markets.

In the event Cloud Star is not able protect its intellectual property and proprietary information, its business will be materially harmed.

Cloud Star may not have adequate protection for its unpatented proprietary information, which could adversely affect its competitive position.

In addition to any patents that Cloud Star may apply for in the future, Cloud Star will substantially rely on trade secrets, know-how, continuing technological innovations opportunities to develop and maintain its competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Cloud Star’s trade secrets or disclose Cloud Star’s technology. To protect its trade secrets, Cloud Star may enter into confidentiality agreements with employees, consultants and potential collaborators. However, these agreements may not provide meaningful protection of its trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, Cloud Star’s trade secrets or know-how may become known through other means or be independently discovered by its competitors. Any of these events could prevent Cloud Star from developing or commercializing its products.

The industry in which Cloud Star operates is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

The industry in which Cloud Star operates is highly competitive and influenced by the following:

•         advances in technology;

•         new product introductions;

•         evolving industry standards;

•         product improvements;

•         rapidly changing customer needs;

•         intellectual property invention and protection;

•         marketing and distribution capabilities;

•         competition from highly capitalized companies;

•         ability of customers to invest in information technology; and

•         price competition.

Cloud Star can give no assurance that it will be able to compete effectively in its markets. Many of Cloud Star’s competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with business and consumer products companies and production facilities than us.

To the extent Cloud Star enters markets outside of the United States, its business will be subject to political, economic, legal and social risks in those markets, which could adversely affect its business.

There are significant regulatory and legal barriers in markets outside the United States that Cloud Star must overcome to the extent it enters or attempts to enter markets in countries other than the United States. Cloud Star will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. Cloud Star also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•         changes and limits in import and export controls;

•         increases in custom duties and tariffs;

•         changes in currency exchange rates;

•         economic and political instability;

•         changes in government regulations and laws;

•         absence in some jurisdictions of effective laws to protect our intellectual property rights; and

•         currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect Cloud Star’s business to the extent it enters markets outside the United States.

POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES/AGENTS.

In order to implement the aggressive business plan, management recognizes that additional staff will be required. No assurances can be given that Cloud Star will be able to find suitable employees/agents that can support its needs or that these employees can be hired on favorable terms.

CLOUD STAR MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

The Company’s Articles of Incorporation authorize the issuance of 190,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of common stock held by our then existing shareholders. Management may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

CLOUD STAR MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF COMMON STOCK.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock. Accordingly, the board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that Cloud Star does issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

It is not anticipated that there will be an active public market for shares of our common stock in the near term, and you may have to hold your shares of common stock for an indefinite period of time. You may be unable to resell a large number of your shares of common stock within a short time frame or at or above their purchase price.

There is not an active public for our common stock, and there can be no assurance that any market will develop or be sustained after the completion of this offering. Because our common stock is expected to be thinly traded, an investor cannot expect to be able to liquidate its investment in case of an emergency or if it otherwise desires to do so. Large transactions in common stock may be difficult to conduct in a short period of time. Further, the sale of shares of common stock may have adverse federal income tax consequences.

LOW-PRICED STOCKS MAY AFFECT THE RESALE OF CLOUD STAR’S SHARES.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years.

Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

BECAUSE CLOUD STAR HAS NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND HAS NO PLANS TO DO SO, THE ONLY RETURN ON INVESTMENT WILL COME FROM ANY INCREASE IN THE VALUE OF THE COMMON STOCK.

Since its inception, Cloud Star has not paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. Rather, Cloud Star currently intends to retain future earnings, if any, to finance operations and expand our business. Therefore, any return on investment would come only from an increase in the value of our common stock. And, there are no assurances that the common will increase in value.

IN THE FUTURE, CLOUD STAR WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Upon the merger with Accend Media, Cloud Star becomes a fully reporting company with the SEC, and as such will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Management expects to incur approximately $20,000 of incremental operating expenses in 2012.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Cloud Star's corporate headquarters are leased and located at: P.O. Box 4906, Mission Viejo, CA. Cloud Star does not own any real property.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Cloud Star Corporation Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: CLDS.

To date, no trading of the Company's common stock has taken place. There are no assurances that trading activity will take place in the future for the Common Stock.

(b) Holders of Common Stock

As of June 7, 2012, there were approximately 35 holders of record of our Common Stock and 98,000,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

Not Applicable

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended February 29, 2012 or February 28, 2011.

(g) Cancellation of Shares

On May 22, 2012, two shareholders collectively cancelled 50,000,000 shares of its common stock, and returned 2,000,000 additional shares to its corporate treasury. The Board of Directors approved the cancellation. These 50,000,000 common shares represent approximately 33 percent of the issued and outstanding shares of the Company at the time for cancellation.

Item 6. Selected Financial Data.

This item is not applicable, as we are considered a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Cloud Star Corporation was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 20, 2010.

Cloud Star is an information technology services and software company that delivers immediate, easy and secure access to computer desktops and other consumer electron devices from remote locations.

Cloud Star's flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide.

RESULTS OF OPERATIONS

For the for the fiscal year ending February 29, 2012, the Company recognized revenues of $35,833 with cost of goods of $24,512, which equates to a gross profit of $11,321. This compares to no revenues for the abbreviated two month period of last year from December 20, 2010 (Inception) to February 28, 2011.

For the for the fiscal year ending February 29, 2012, the Company incurred total operating expenses of $93,696, specifically general and administrative costs. This resulted in a loss from operations of $(82,375) and net loss of $(71,440) or $(0.00%) per common share basic and diluted for the period ending February 29, 2012.

During the period from ending February 29, 2012, the Company used net cash of $(45,577) in operations, and generated no cash from financing activities.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 29, 2012, we had two employees who also serve as officers/directors. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2012, Cloud Star had $274 in cash and cash equivalents, account receivable of $35 and other receivable of $300 for total assets of $609. At the same date, Cloud Star had total current liabilities of $6,820, this includes an account payable.

For the calendar year ending February 29, 2012, the Company had revenues of $35,833, which resulted in a gross profit of $11,321. We are a development-stage company with limited operating results. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. We have a commitment to receive $400,000, which is expected to be received from time to time over the next 90 days. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs over the next 12 months. Our independent auditors issued an explanatory paragraph in their report that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

Notwithstanding, Cloud Star anticipates generating losses and therefore may be unable to continue operations in the future. Cloud Star anticipates it will require additional capital in order to grow its business by increasing headcount and its budget for 2012-2013. Cloud Star may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Cloud Star Corporation (formerly ACCEND MEDIA)

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of February 29, 2012 and 2011	F-2

Statements of Operations for the Year Ended February 29, 2012, the Period from December 20, 2010 (“Inception”) to February 28, 2011, and the Period from Inception to February 29, 2012	F-3

Statements of Stockholders’ Deficit for the Period from December 20, 2010 (“Inception”) to February 28, 2011and the Year Ended February 29, 2012	F-4

Statements of Cash Flows for the Year Ended February 29, 2012, the Period from December 20, 2010 (“Inception”) to February 28, 2011, and the Period from Inception to February 29, 2012	F-5

Notes to the Financial Statements	F-6

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cloud Star Corporation (f/k/a Accend Media)

.

We have audited the accompanying balance sheets of Cloud Star Corporation (f/k/f Accend Media), (A Development Stage Company) (the “Company”) as of February 29, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (December 20, 2010) to February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Star Corporation (f/k/a) Accend Media, (A Development Stage Company) as February 29, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and for the period from inception (December 20, 2010) to February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

May 25,2012

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

BALANCE SHEETS

	February 29, 2012	February 28, 2011

ASSETS
Current assets:
Cash and cash equivalents	$ 274	$ 45,851
Accounts receivable	35	-
Other receivable	300	-
Total current assets	609	45,851

TOTAL ASSETS	$ 609	$ 45,851

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$ 6,820	$ 122

Total current liabilities	6,820	122

Commitments and contingencies (Note 3)

Stockholders' deficit: Preferred shares, $0.001 par value, 10,000,000 shares authorized; none issued
Common stock, $0.001 par value, 190,000,000 shares authorized; 150,000,000 shares issued and outstanding	150,000	150,000
Additional paid-in capital	19,500	-
Deficit accumulated in the development stage	(175,711)	(104,271)
Total stockholders' (deficit)/ equity	(6,211)	45,729
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/ (DEFICIT)	$ 609	$ 45,851

The accompanying notes are an integral part of the financial statements

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended February 29, 2012	From December 20, 2010 ("Inception") to February 28, 2011	From December 20, 2010 ("Inception") to February 29, 2012

Revenue	$ 35,833	$ -	$ 35,833
Cost of goods sold	24,512	-	24,512
Gross profit	11,321	-	11,321

General and administrative	93,696	4,346	98,042
	93,696	4,346	98,042

Loss from operations	(82,375)	(4,346)	(86,721)

Other income (expense):
Interest earned	3	-	3
Other income - Cloud Star (See Note 5)	11,000	-	11,000
Penalties and settlements	(68)	-	(68)
	10,935	-	10,935

Net loss	$ (71,440)	$ (4,346)	$ (75,786)

Weighted average shares basic and diluted	150,000,000	100,704,225
Weighted average basic and diluted loss per common share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the financial statements

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit Accumulated During Development Stage	Total Stockholders' Deficit
	Common Stock		Paid-in
	Shares	Amount	Capital
Balance at December 20, 2010 (Inception)	-	$ -	$ -	$ -	$ -
December 20, 2010 Founders shares issued for cash at $0.0002 per share	100,000,000	100,000	-	(80,000)	20,000
December 20, 2010 Contributed services	-	-	75	-	75
February 28, 2011 Founders shares issued for cash at $0.0006 per share	20,000,000	20,000	(75)	(7,925)	12,000
February 28, 2011 Shares issued for cash pursuant to Regulation S offering at $0.0006 per share	30,000,000	30,000	-	(12,000)	18,000
Net loss	-	-	-	(4,346)	(4,346)
Balance at February 28, 2011	150,000,000		$ -	$ 104,271)	$45,729
Contributed services	-	-	19,500	-	19,500
Net loss	-	-	-	(71,440)	(71,440)
Balance at February 29, 2012	150,000,000	$150,000	$19,500	$ (175,711)	$ (6,211)

The accompanying notes are an integral part of the financial statements

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF CASH FLOW

	For the Year Ended February 29, 2012	From December 20, 2010 ("Inception") to February 28, 2011	From December 20, 2010 ("Inception") to February 29, 2012

Cash flows from operating activities:
Net loss	$ (71,440)	$ (4,346)	$ (75,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	19,500	-	19,575
Changes in operating assets and liabilities:	-		-
Accounts receivable	(35)	-	(35)
Other current assets	(300)	-	(300)
Accounts payable	6,764	122	6,886
Payroll taxes	(66)	-	(66)
Net cash used in operating activities	(45,577)	(4,224)	(49,726)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000	50,000
Contribution to capital	-	75
Net cash provided by financing activities	-	50,075	50,000

Net change in cash	(45,577)	45,851	274
Cash, beginning of period	45,851	-	-
Cash, end of period	$ 274	$ 45,851	$ 274

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Business

Cloud Star Corporation, formerly Accend Media, (the “Company”) a development-stage company, was incorporated in the State of Nevada on December 20, 2010 (“Inception”). The Company has generated limited revenues from internet lead generation and marketing landing pages. On May 22, 2012, Accend Media merged with Cloud Star Corporation (“Cloud Star”), a private company operating in California, and, as a result, its name was changed to Cloud Star Corporation – see Note 7. The Company intends to discontinue the operations of Accend Media.

Cloud Star , a development-stage company, was incorporated in the State of Nevada on October 17, 2011 with operations in Mission Viejo, CA. The Company’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (the “MyComputerKey”). The Company’s principal business has been the research and development (“R&D”) of the MyComputerKey. Cloud Store is currently developing the software infrastructure and interface with the internet.

The MyComputerKey provides a simple and secure platform for enterprise customers and government agencies of all sizes to access their desktop infrastructure through the internet often referred to as the cloud. Our product offers a person access to their desktop from any location, at any time, with no configuration requirements and no administration effort. A user inserts the MyComputerKey into a PC or Mac USB port to gain instant access directly to their desktop that is familiar and pre-configured to their business needs. The user’s own desktop image with a standardized operating system, business and productivity applications, and related security safeguards is available from any corporate or remote site.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.

Going Concern Considerations

We are a development-stage company under Accounting Standards Codification (“ASC”) 915 - Development Stage Entities with no commercial revenues achieved to date. The Company has incurred net losses of approximately $175,711 since inception. The Company currently has limited liquidity and revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

We anticipate that the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. Cloud Star, received $100,000 in funding through February 29, 2012, together with a commitment to receive an additional $400,000 in equity financing through the issuance of five (5) percent of the Company’s common stock after the merger. We will need additional capital as we launch our and Cloud Star’s products in the marketplace. In light of our efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. If unsuccessful, the Company may have to curtail operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Discontinued Operations

When specific operations of a business are sold, abandoned, or otherwise disposed of, the business must account for these related revenues and expenses (including any gains or losses on related assets disposed of) in discontinued operations. Continuing operations must be reported separately in the statement of operations from discontinued operations, and any gain or loss from the disposal of a segment be reported along with the operating results of the discontinued segment. The Company reports discontinued operations beginning on the date of adoption of a formal plan to discontinue the business. The financial statements are retrospectively reported to reflect the assets and liabilities of the discontinued operation and well as the relates results.

Stock Split

On March 22, 2012, the Company’s board of directors approved a five (5) for one (1) forward stock split. All share and per share information has been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Intangible Assets

The Company recognizes intangible assets when the following criteria are met: 1) the asset is identifiable, 2) the Company has control over the asset, 3) the cost of the asset can be measured reliably, and 4) it is probable that economic benefits will flow to the Company.

Website Development Costs

The Company accounts for these costs in accordance with ASC 350-50-Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs are capitalized for the development of the Company's Internet website, this amount is impaired over one year as the Company estimates the useful life of one year.

Software for Internal Use

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles – Goodwill and Other. Accordingly, the Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Costs incurred related to less significant modifications and enhancements, as well as maintenance are expensed as incurred. At February 29, 2012, no costs were capitalized

Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. When impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets’ carrying value to determine if the asset group is recoverable. For an asset group that fails the test of recoverability, the estimated fair value of long-lived assets is determined using an “income approach.” We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 605, Revenue Recognition (formerly Staff Accounting Bulletin No. 104).  Accordingly, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

In connection with our acquisition of Cloud Star, we will have a new revenue stream related to MyComputerKey. At the time of purchase of the basic key and the annual registration of the hosting service, the Company will defer up-front payments received and record revenues on a straight-line basis over the hosting period, generally one year.

Research and Development Costs

Research and development costs are charged to expense as incurred. There were no research and development costs during the period from Inception to February 29, 2012.

Advertising

Advertising is expensed when incurred. No significant advertising costs have yet been incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Share-Based Payments

The Company accounts for stock options issued to employees under ASC 718 - Share-Based Payment (“ASC 718”). Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 - Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital. The Company has not issued any options or warrants or similar securities since Inception.

Fair Value of Contributed Services

The Company records the fair value of services rendered, as well as payments made on its behalf, by its shareholders in accordance with ASC 718 “Stock-Based Compensation”, formerly guidance under SEC Staff Accounting Bulletin No. 79.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has not issued any options or warrants or similar securities since Inception.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

•         Level 1 - Observable inputs such as quoted prices in active markets;

•         Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•         Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

As of February 29, 2012 and 2011, the Company does not have any level 1, 2, or 3 assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values for these items were assumed to approximate carrying values because of their short term nature and their carrying amounts approximate fair values or they are payable on demand.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, although on January 1, 2014 this amount is scheduled to return to $100,000 per depositor, per insured bank. At times, the Company may have cash deposits in excess of federally insured limits.

Risks and Uncertainties

The Company's operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives and sustainability within the market. Design and development of new products and continuing development of existing products are important elements to achieve and maintain profitability in the Company's industry segment. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company's financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through May 2012 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

Note 3 – Commitments and Contingencies

In May 2012, the Company entered into an employment agreement with its former Chief Executive Officer for a period of one year totaling $48,000, annually.

The Company estimates the new CEO's salary to be paid in the coming fiscal year based on $7,500 per month until funding of $400,000 is received at which time compensation will be increased to $15,000 per month.

Note 4 – Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock. To date no preferred stock is issued.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Common Stock

On December 20, 2010, the Company issued 100,000,000 shares of its Common Stock to a founder for cash of $20,000.

On February 28, 2011, the Company issued 20,000,000 shares of its Common Stock to a founder for cash of $12,000.

On February 28, 2011, the Company issued 30,000,000 shares of its Common Stock to shareholders for cash of $18,000 pursuant to a Regulation S offering.

Contributed Services

On December 20, 2010, a director of the Company contributed capital of $75 for incorporating fees.

During the year ended February 29, 2012, the Company’s Chairman and Chief Executive Officer provided services to the Company; however, not all services were paid or obligated to be paid. During the year ended February 29, 2012, the Company only paid its CEO approximately $28,500 for his services. The Company determined that the fair value of these services was approximately $4,000 per month at a total of $48,000 and accrued the difference. . The Chief Executive Officer elected to contribute the unpaid portion of his salaries to the Company, and thus, they are accounted for as a contribution within additional paid-in capital. During the year ended February 29, 2012, the fair value of contributed services were $19,500, and accordingly, $48,000 of compensation expense is included in the results of operations for the year.

A shareholder, who is the control person of Leeward Ventures, a Nevada Corporation, has invested $100,000 and purchased 1,000,000 restricted shares of Accend Media, whereby the proceeds of the sale were deposited into the Company as prepaid legal services. Leeward Ventures has the right to purchase 4,000,000 additional restricted shares based on a subscription receivable agreement for $400,000, whereby the funds will be deposited into the Company.

Note 5 – Related Party Transactions

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

During the year ended February 29, 2012, the Company entered into an arrangement with Cloud Star to outsource software development to a third party for $25,000. In connection therewith, the Company received $21,000 from Cloud Star, and it paid a third-party vendor $10,000 in connection with the transaction. In addition, Cloud Star paid an additional $10,000 directly to the vendor. As a result of this arrangement while contemplating a merger transaction, we determined this transaction was not arms length and not in the normal course of the business of the Company and reported the net result as other income in the accompanying statement of operations. The amount remaining under the arrangement is $4,000 to be paid to the third-party vendor when services are completed.

See Note 4 for contributions made by the Chief Executive Officer and a director of the Company and shares issued to founders.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 6 – Income Taxes

The Company had no estimated state tax liability at February 29, 2012.  There is no current provision or liability for federal reporting purposes, and no deferred income tax expense is recorded since the deferred tax assets have been recorded as discussed below. There are currently no income taxes in the state of Nevada, its principal place of business.

As of February 29, 2012, the Company had net operating loss carry forwards of $175,711 that may be available to reduce future years' taxable income through 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in

2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at February 29, 2012 and February 28, 2011:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$ 61,499	$ 1,521
Less: valuation allowance	(61,499)	(1,521)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of February 29, 2012 and February 28, 2011 was $61,499 and $1,521. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2012. Net operating losses may be limited as a result of the merger with Cloud Star.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	-35.0%
Valuation allowance	35.0%
Total	0%

Tax returns from Inception files are subject to examination by the United States Internal Revenue Service and State taxing authorities.

Note 7 – Subsequent Events

Forward Stock Split

See Note 4 regarding discussion of the five (5) to one (1) stock split.

Acquisition of Cloud Star Corporation and Name Change

In March 2012, Leeward Ventures purchased 1,000,000 shares of common stock in exchange for $100,000 from the Company’s controlling shareholder. Such amount was contributed to the Company by this shareholder to pay for future legal costs through December 31, 2012. The Company will amortize such amount on a straight-line basis as the law firm is to provides unlimited services during such period on a non-accountable basis.

On May 22, 2012, the Company entered into an Acquisition Agreement and Plan of Merger to acquire Cloud Star Corporation. Cloud Star and Accend Media filed Articles of Merger with the Nevada Secretary of State, whereby, Accend Media is the surviving corporation. This merger does not involve the issuance of any new shares by Accend Media, as the former control shareholder, Scott Gerardi and another shareholder of Accend Media agreed to transfer or cancel 118,000,000 of their 120,000,000 shares as follows: 60,000,000 shares to acquire Cloud Star; 2,800,000 shares to return to treasury; 200,000 shares to a new director; 5,000,000 shares to be sold for contributed capital for the Company and 50,000,000 shares cancelled. Immediately prior to the merger, Accend Media had 150,000,000 shares outstanding after giving effect for the five for one stock split approved by its board of directors on March 22, 2012. Immediately after the merger, 97,200,000 shares are outstanding with the sole shareholder of Cloud Star owning 60,000,000 shares.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The acquisition of Cloud Star will be accounted for as a reverse acquisition, resulting in a change in reporting entity, whereby the financial statements of Cloud Star will be reported at historical costs after the acquisition. The assets of Accend Media are required to be reported at fair value. We do not expect to ascribe any value to the assets of Accend Media since these are not expected to be material. The marketing and lead generation business is to be discontinued.

The following is a schedule of Cloud Star’s assets acquired and liabilities assumed as of February 29, 2012, which will be reported at historical costs. The full set of financials for the assets acquired, along with financial statement and footnotes , audited by other auditors can be found in the 8-K filed on May 22, 2012.

ASSETS
Current assets:
Cash and cash equivalents	$ 13,658
Total current assets	13,658

Website and software	31,279
TOTAL ASSETS	$ 44,937

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities	$ 100
Convertible notes payable	100,000
Total current liabilities	100,100

Cloud Star’s liabilities above includes a six-month convertible note that incurs interest at a rate of 1% per annum, is due on or about August 9, 2012, and is convertible into approximately 1% of Cloud Star, or in effect 1,000,000 shares of common stock of the Company post-merger. The note is due to a company controlled by a director of the Company.

The following unaudited pro forma statement of operations data for the most recent year, assuming the merger was completed at the beginning the period, are as follows:

Revenues	$ 35,833
Net loss	141,703
Net loss per share	Nil

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T). Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of February 29, 2012.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2012 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended February 29, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

During the fourth quarter of fiscal 2012, the Company recorded certain adjustments which impact the financial statements as of November 30, 2011 and for the three and nine months then ended. Previously, the Company recorded certain revenues and receivables which do not meet the revenue recognition criteria as described in Note 2.

The following summarizes the adjustments recorded in the fourth quarter of fiscal 2012, all of which impacted financial information as of November 30, 2011 and for the three and nine-month periods then ended, accounting for the reversal of said accounts receivable and revenues recorded:

	As of November 30, 2011
	As Reported	Adjustment	As Restated

Accounts receivable	$ 79,270	$ (75,000)	$ 4,270
Total current assets	79,570	(75,000)	4,570
Total assets	81,070	(75,000)	6,070
Total liabilities	6,373		6,373
Accumulated deficit	24,622	(75,000)	(50,378)
Total stockholders' deficit	$ 74,697	$ (75,000)	$ (303)

	For the Three Months Ended November 30, 2011				For the Nine Months Ended November 30, 2011
	As Reported	Adjustment	As Restated		As Reported	Adjustment	As Restated

Revenues	$ 81,244	$ (75,000)	$ 6,244	Revenues	$ 110,779	$ (75,000)	$ 35,779
Gross profit	77,157	(75,000)	2,157	Gross profit	86,276	(75,000)	11,276
Net income (loss)	$ 67,615	$ (75,000)	$ (7,385)	Net income (loss)	$ 28,968	$ (75,000)	$ (46,032)

For the Nine Months Ended November 30, 2011
	As Reported	Adjustment	As Restated

Cash flow from operating activities:
Net income (loss)	$ 28,968	$ (75,000)	$ (46,032)
Adjustments to reconcile net income (loss) to operating activities:
Accounts receivable	(79,270)	75,000	(4,270)
Net cash used in operating activities	$ (44,954)	$ -	$ (44,954)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position & Offices Held

Safa Movassaghi	50	Chairman/CEO
Ira D. Lebovic	51	Director
Walter Grieves	39	Director
Scott Gerardi	46	Director/Corporate Secretary/Chief Compliance Officer

Biographies of Directors/Officers

Mr. Safa Movassaghi, Chairman/Director/Chief Executive Officer

Safa Movassaghi, President and CEO is the inventor of the Cloud Star's proprietary technology, Safa Movassaghi has spent nearly 25 years in information technology and services, as well as data center management and cloud computing, beginning his career as a service engineer with Toshiba in the 1980s. Since 1993, Mr. Movassaghi has provided clients, some Fortune 1000, with comprehensive and sophisticated packages of IT architecture and configuration, thereby reducing clients' costs and increasing their productivity. It was through this work and years of feedback from clients, that MyComputerKey was born.

Prior to founding Cloud Star, Mr. Movassaghi operated Advanced Green Technologies, Inc. ("AGT"), an IT managed services provider, utilizing the latest, cost-effective technological solutions. Previous to AGT, he served as Chief Technology Officer for Capital Pacific Holdings, a $1 Billion+ real estate developer, where, in leading a team of 10 employees, he successfully managed the growth of the company to over 300 employees in 70 locations.

Education:

Mr. Movassaghi received his B.S. in Electrical Engineering from California State University, Fresno in 1987.

Mr. Ira D. Lebovic, Director

Ira D. Lebovic is a California attorney who represents real estate developers, property owners, homebuilders, community associations and related entities. He serves his clients in the areas of risk transfer, insurance placement, insurance coverage, construction and warranty risk management and litigation management. Mr. Lebovic brings to these practice areas twelve years of experience in real estate litigation, including construction defect defense, and seven years serving as general counsel for Capital Pacific Holdings, Inc., formerly known as J.M. Peters Company, Inc. This work history, coupled with his training as a mediator, has enabled him to resolve for his clients over 400 construction defect and insurance coverage matters, including many high profile, media-intensive cases in California, Nevada, Arizona, Colorado and Texas. He has also assisted his clients and their brokers in placing insurance coverage for high-end attached and detached residential, hotel, apartment, commercial and office properties. Mr. Lebovic has written and lectured on such topics as risk transfer, insurance coverage, mold claims, mechanics liens, home purchase contracts, new home warranty practices, sales disclosures, indemnity agreements and right-to-repair statutes. He is a graduate of Duke University and the Duke University School of Law.

Walter Grieves/Director

Walter W. Grieves has held a variety of positions in the finance sector and corporate sector for the last 15 years. Upon completing his undergraduate work at the University of California, Berkeley, Walter went to work for Research Magazine/Multex Data Group where he managed the International Investor Relations Division and the Broker Impact Survey Department. Mr. Grieves then went to work for Morgan Stanley spending time between the Wailuku Maui Branch and the World Trade Center Location in New York City. Further looking to expand his experience in the securities industry, Mr. Grieves became an Institutional trader for seven large hedge funds out of PCH Securities in San Diego where he Made Markets and executed a variety of trades for NYSE, Nasdaq and foreign Issuers. In 2001, Mr. Grieves decided to go into business with a group of Securities Attorneys structuring, capitalizing and restructuring small publicly traded companies. During the next 5 years he served as President of five Public companies while also serving as a board member and officer to dozens of Private Companies. Many of these companies were on the verge of bankruptcy before Mr. Grieves and his team restructured and recapitalized the companies either turning the entities around or settling out their debt and ceasing operations. Over the past five years, Mr. Grieves has specialized in the Capitalization, Corporate Structure, Restructuring, Revenue Expansion and Assistance in Exit Strategy to many small to medium sized private companies.

Scott Gerardi/Director/Secretary/Chief Compliance Officer

Scott J. Gerardi is an online advertising and lead generation veteran that possesses over 20-years experience in new media.

2010 – Present - Accend Media, founder/President and Director

2009 - 2010 - Monster Offers – President and Director. Monster Offers is a daily deal aggregator, collecting daily deals from multiple sites in local communities across the U.S. and Canada. Focused on providing innovation and utility for Daily Deal consumers and providers, the company collects and publishes thousands of daily deals and allows consumers to organize these deals by geography or product categories, or to personalize the results using keyword search.

2008 - Present - SJG Ventures, Inc. - Owner & President, Independent consultant with emphasis on lead generation, data monetization, and developing marketing strategies for advertisers new to the Internet.

2002 - 2008 - eForce Media, Inc., Santa Monica, CA - VP of Operations and Co-Founder of this online lead generation and customer identification company. Instrumental in transforming the company from a three person team servicing one vertical into a venture capital backed 125 person organization operating in 12 verticals.

1989 - 2000 - NTN Communications, Inc. / NTN Buzztime, Inc., Carlsbad, CA (AMEX: NTN) - Held numerous positions for pioneer company within the emerging interactive television and online entertainment industries. Developed award winning 'play along' applications in conjunction with live television broadcasts as well as prototype electronic applications for the now billion dollar fantasy sports industry. Responsible for creating strategic relationships and creating interactive programs for partners including NFL.com, NHL.com, America Online, DirecTV, CBSSportline.com, and FoxSports.com.

Education:

Mr. Gerardi is a 1989 graduate of San Diego State University in San Diego, California, with a BS degree in Marketing.

(b) Family Relationships.

None.

(c) Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of four members. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Cloud Star. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Cloud Star shares, unless the transaction is approved by Cloud Star 's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Cloud Star Corporation

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended February 29, 2012, for our Chief Executive Officer, was appointed on May 22, 2012.

Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by Cloud for the last completed fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year 2012	Salary ($)	Bonus ($)	Awards ($)	All Other Compensation ($)	Total ($)

						Compen-
	Principal	Year	Salary	Bonus	Awards	sation	Total
Name	Position	Ending	($)	($)	($)	($)	($)

Safa Movassaghi	CEO/Dir.	2013*	90,000	0	0	0	90,000
Appointed May 22, 2012			0	0	0	0	0
Scott Gerardi	CCO/Dir.	2013**	48,000	0	0	0	48,000
		2012	0	0	0	0	0

Ira D. Lebovic/Director	Director	2012	0	0	0	0	0
Appointed May 22, 2012
Walter Grieves/Director	Director	2012	0	0	0	0	0

Appointed May 22, 2012

*2013 - Estimated salary to be paid in the coming fiscal year based on $7,500 per month until funding of $400,000 is received at which time compensation will be increased to $15,000 per month.

**2013 - Estimated salary to be paid in the coming fiscal year.

Special Note: All officers and directors who own stock in the Company agreed to lock-up their shares for a period of one year from May 23, 2012.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at June 1, 2012.

We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end February 29, 2012.

Outstanding Equity Awards at Fiscal Year-Ending February 29, 2012

We did not have any outstanding equity awards as of February 29, 2012.

Option Exercises for Fiscal Year-Ending February 29, 2012

There were no options exercised by our named executive officer in fiscal year ending February 29, 2012.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending February 29, 2012 or February 28, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on June 7, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 98,000,000 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 7, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Cloud Star's common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Safa Movassaghi /Chairman/CEO (2)	60,000,000	61.7%
Ira D. Lebovic/Director (3)	200,000	0.2%
Walter Grieves/Director(4)	(4)	(4)
Scott Gerardi/Director/Secretary/Chief Compliance Officer(5)	1,000,000	1.0%

All Directors and Officers as a Group	62,200,000	63.9%

1) Percent of Class is based on 97,200,000 shares issued and outstanding.

2) Safa Movassaghi, P.O. Box 4906, Mission Viejo, CA

3) Ira D. Lebovic, 4100 MacArthur Blvd., Suite 315, Newport Beach, CA 92660

4) Walter Grieves, P.O. Box 4906, Mission Viejo, CA, indirectly controls 1,000,000 shares through Leeward Ventures. Mr. Grieves is the control person of Leeward Ventures, a Nevada corporation. Leeward Ventures has invested $100,000 and purchased 1,000,000 restricted shares of Accend Media, whereby the proceeds of the sale were deposited into the Company as prepaid legal services. Leeward Ventures has the right to purchase 4,000,000 additional restricted shares based on a subscription receivable agreement for $400,000, whereby the funds will be deposited into the Company. In order to safeguard his investment in the Company, Walter Grieves entered into a Voting Trust with Safa Movassaghi, whereby these two individuals act as Co-Trustees to vote their shares together on major corporate decisions. This Voting Trust terminates in May, 2013.

5) Scott Gerardi, 3008 Manhattan Avenue, Manhattan Beach, CA 90266

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Voting Trust

The Voting Trust was designed to safe-guard the continuity and stability of policy and management and for the benefit and protection of the present and future holders of Common Stock, in order to protect the investors’ money and inventor’s intellectual property. The Voting Trust terminates one year from the corporate name change of Accend Media to Cloud Star Corporation. Safa Movassaghi and Walter Grieves are Co-Trustees. The Co-Trustees shall vote to take such part or action in respect to the management of the Company's affairs as the Co-Trustees may deem necessary, including, but not limited to election of directors, appointment of officers, capitalization structure. If for any reason the Co-Trustees cannot agree on the management, board of directors, policy, capitalization structure of the company, business operations, business focus, such disagreement will have no effect on the then existing business operations, current management, current policies in place and capital structure of the Company. If there are any disagreements between the Co-Trustees, everything pre-existing in the Company remains status quo. Corporate changes can only be made on the joint agreement between the Co-Trustees.

Office Services

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

Outsource Software Development

During the year ended February 29, 2012, the Company entered into an arrangement with Cloud Star to outsource software development to a third party for $25,000. In connection therewith, the Company received $21,000 from Cloud Star, and it paid a third-party vendor $10,000 in connection with the transaction. In addition, Cloud Star paid an additional $10,000 directly to the vendor. As a result of this arrangement while contemplating a merger transaction, we determined this transaction was not arms length and not in the normal course of the business of the Company and reported the net result as other income in the accompanying statement of operations. The amount remaining under the arrangement is $4,000 to be paid to the third-party vendor when services are completed.

Promoters

Our officers and directors, Mr. Safa Movassaghi and Mr. Scott Gerardi can be considered promoters of the merged companies in consideration of their participation and managing of the business of the company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company, LLC, Henderson, NV served as our principal independent public accountants for the fiscal periods ending February 29, 2012 and February 28, 2011. Aggregate fees billed to us for the periods ended February 29, 2012 and February 28, 2011, were as follows:

	For Year Ended February 29,	For the Year Ended February 28
	2012	2011
(1) Audit Fees (1)	$10,750	$0
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending February, 2012, all fees paid to De Joya Griffith & Company, LLC were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Acquisition Agreement and Plan of Merger, dated May 7, 2012	8-K	02/29/2012	2.1	05/22/2012
3.1	Articles of Incorporation, dated December 20, 2010	S-1	02/28/2011	3.1	04/29/2011
3.2	By-Laws, dated February 28, 2011	S-1	02/28/2011	3.2	04/29/2011
3.3	Amended Articles of Incorporation, dated May 3, 2012	8-K	3.3	05/22/2012
3.4	Articles of Merger, dated May 7, 2012	8-K	3.4	05/22/2012
10.1	Employment Agreement with Scott Gerardi, dated March 23, 2012	8-K	10.1	05/22/2012
10.2	Share Lock-Up Agreement with Safa Movassaghi dated, May 22, 2010.	8-K	10.2	05/22/2012
10.3	Share Lock-Up Agreement with Scott J. Gerardi dated, May 22, 2010.	8-K	10.3	05/22/2012
10.4	Share Lock-Up Agreement with Ira D. Lebovic dated, May 22, 2010.	8-K	10.4	05/22/2012
10.5	Voting Trust between with Safa Movassaghi and Walter Grieves dated, May 22, 2010	8-K	10.5	05/22/2012
10.6	Financials acquired	8-K	10.6	05/22/2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cloud Star Corporation Registrant

Date: June 8, 2012	/s/ Safa Movassaghi
Name: Safa Movassaghi
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Safa Movassahi (Safa Movassaghi)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 8, 2012

/S/ Scott Gerardi (Scott Gerardi)	Corporate Secretary/Chief Compliance Officer/Director	June 8, 2012

/S/ Walter Grieves (Walter Grieves)	Director	June 8, 2012