Form 10-Q
period 2012-05-31
Cloud Star CORP
filed 2012-07-16
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

As of July 16, 2012, the registrant’s outstanding common stock consisted of 97,200,000 shares, $0.001 par value.

Table of Contents

Cloud Star Corporation

Index to Form 10-Q

For the Quarterly Period Ended May 31, 2012

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	May 31, 2012	February 29, 2012
ASSETS
Current assets:
Cash	$ 3,047	$ 13,658
Accounts receivable	335	-
Total current assets	3,382	13,658

Deposits	940	-
Website and software costs, net	51,279	31,279
TOTAL ASSETS	$ 55,601	$ 44,937

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 19,788	$ -
Accrued liabilities	2,638	100
Convertible notes payable	-	100,000
Total current liabilities	22,426	100,100

Long term liabilities:
Convertible notes payable, long-term	125,000	-
Total liabilities	147,426	100,100

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 190,000,000 shares authorized; 100,000,000 and 60,000,000 shares issued and 97,200,000 and 60,000,000 outstanding at May 31, 2012 and February 29, 2012, respectively	97,200	60,000
Additional paid-in capital	-	15,000
Deficit accumulated during the development stage	(189,025)	(130,163)
Total stockholders' deficit	(91,825)	(55,163)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 55,601	$ 44,937

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31, 2012	For the Period from October 17, 2011 ("Inception") to May 31, 2012
Revenue	$ -	$ -

General and administrative [a]	49,720	119,883

Loss from operations	(49,720)	(119,883)

Interest expense	288	388

Net loss	$ (50,008)	$ (120,271)

Weighted average shares basic and diluted	64,043,478
Weighted average basic and diluted loss per common share	$ (0.00)

[a] Includes stock-based compensation of $20,000 for each period

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Common Stock		Paid-in
	Shares	Amount	Capital
Balance at October 17, 2011 (Inception)	-	$ -	$ -	$ -	$ -
Founders shares issued	60,000,000	60,000	-	(59,900)	100
Contributed services	-	-	15,000	-	15,000
Net loss	-	-	-	(70,263)	(70,263)
Balance at February 29, 2012	60,000,000	60,000	15,000	(130,163)	(55,163)
Net shares retained by stockholders
of Accend Media	37,000,000	37,000	(34,800)	(8,854)	(6,654)
Fully vested stock issued to Director
($0.10 per share)	200,000	200	19,800	-	20,000
Net loss	-	-	-	(50,008)	(50,008)
Balance at May 31, 2012	97,200,000	$ 97,200	$ -	$ (189,025)	$ (91,825)

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Period from October 17, 2011 ("Inception") to
	May 31, 2012	May 31, 2012
Cash flows from operating activities:
Net loss	$ (50,008)	$ (120,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	15,000
Stock compensation	20,000	20,000
Changes in operating assets and liabilities:
Accounts payable	12,799	12,799
Accrued liabilities	2,538	2,638
Net cash used in operating activities	(14,671)	(69,834)

Cash flows from investing activities:
Deposits	(940)	(940)
Website and software costs	(20,000)	(51,279)
Net cash used in investing activities	(20,940)	(52,219)

Cash flows from financing activities:
Proceeds from issuance of founders shares	-	100
Proceeds from convertible notes payable	25,000	125,000
Net cash provided by financing activities	25,000	125,100

Net change in cash	(10,611)	3,047
Cash, beginning of period	13,658	-
Cash, end of period	$ 3,047	$ 3,047

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ -	$ -
Taxes	$ -	$ -

See accompanying notes to unaudited financial statements

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

 Note 1 - Organization and Business

Cloud Star Corporation (“Cloud Star” or the “Company”) was incorporated in the State of Nevada on October 17, 2011 (“Inception”) with operations in California. The Company’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (or “MyComputerKey”). The Company’s principal business has been the research and development (“R&D”) of the MyComputerKey. Cloud Star is currently developing the software infrastructure and interface with the internet.

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

On May 22, 2012, Cloud Star entered into an Acquisition Agreement and Plan of Merger agreement with Accend Media, (“Accend”). Accend has generated limited revenues from internet lead generation and marketing landing pages.

Merger

The merger was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. In connection with this agreement, Scott Gerardi and another shareholder of Accend transferred or canceled 118,000,000 of their 120,000,000 shares as follows: 60,000,000 shares to acquire Cloud Star; 2,800,000 shares returned to treasury; 200,000 shares transferred to a new director; 5,000,000 shares to be sold for contributed capital for the Company and 50,000,000 shares cancelled.  Immediately prior to the merger, Accend had 150,000,000 shares outstanding after giving effect for the five for one stock split approved by its board of directors on March 22, 2012. Immediately after the merger, 97,200,000 shares are outstanding with the sole shareholder of Cloud Star owning 60,000,000 shares.

The acquisition of Cloud Star resulted in a change in reporting entity, whereby the financial statements of Cloud Star are reported at historical costs.  As a result, the accompanying statement of shareholders’ deficit reflects the legal capital structure and shares of Accend.  This assumes and reports the shares of Accend issued at the time Cloud Star shares were originally issued beginning on October 17, 2011.  Accordingly, the shares totaling 37,000,000 retained by the shareholders of Accend on May 22, 2012 are reflected as effectively issued in the accompanying statement of shareholders’ deficit and the related assumption of net liabilities $6,654.  The assets and liabilities of Accend were reported at fair value.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The historical share data of Accend were retroactively adjusted to reflect the five-for-one forward stock split effected on May 7, 2012 in contemplation of the acquisition. The following is a schedule of Accend assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable	$ 335

Liabilities assumed:
Accounts payable	6,989

Net liabilities assumed	$ (6,654)

The following unaudited pro forma information was prepared as if the merger had taken place at the beginning of the period for the three months ended May 31, 2012:

Pro Forma Combined

(Unaudited)

Net loss	$ (50,008)

Weighted average shares basic and diluted	97,200,000
Weighted average basic and diluted loss per common share	$ (0.00)

Cloud Star did not have operations during the corresponding period in the preceding year.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and the Form 8-K filed on May 22, 2012. The results of operations for the three months ended May 31, 2012, are not necessarily indicative of the results that may be expected for the full year.

We are a development-stage company under ASC 915 - Development Stage Entities with no commercial revenues achieved to date.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $120,271 since Inception. The Company currently has limited liquidity, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

We anticipate that the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. We have received $125,000 in funding from inception to May 31, 2012. We will need additional capital as we launch our products in the marketplace. In light of our efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2011 the Company had 1,250,000 shares of potentially dilutive shares that have been excluded from the basic and diluted loss per share computations as they are anti-dilutive due to the loss.

New Accounting Pronouncements

The Financial Accounting Standards Board issues Accounting Standard Updates (“ASU”) to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 3 - Convertible Notes Payable

The Company received advances from, and had expenses paid on its behalf by, Leeward Ventures totaling $125,000 from Inception through May 31, 2012 to fund software and website development, and provide working capital. The notes accrued interest at 1% per annum and were convertible into shares of common stock at a rate of $0.10 per share prior to the close of the merger. The notes were originally due on or about August 9, 2012. The notes are being satisfied subsequent to May 31, 2012 through transfer of Cloud Star’s shares by an existing shareholder at $0.10 per share or 1,250,000 shares. At May 31, 2012, such notes are reflected as noncurrent due to the ultimate satisfaction through these share transfers pursuant to the acquisition and merger agreement.

Note 4 - Commitments and Contingencies

Operating Lease

On February 23, 2012, the Company entered into an operating lease for its corporate office for a period of six months for $800 per month.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock. To date, no preferred stock is issued.

Common Stock

As of May 22, 2012, the existing shareholders of Accend retained 37,000,000 shares of its common stock in connection with the merger of Accend. At such date, net liabilities assumed were $6,654, which are reflected as a reduction of paid-in capital and the deficit accumulated during the development stage in the accompanying statement of stockholders’ deficit.

During the period from Inception to May 31, 2012, the Company issued 200,000 shares to a director for services rendered. The shares were fully vested on the date of issuance and stock compensation expense of $20,000 was recorded during the three months ended May 31, 2012. The compensation expense was determined based on the estimated fair value of the common stock which was deemed to be the conversion price of the convertible note payable.

Contributed Capital

During the period from Inception to May 31, 2012, services were provided by the Company’s Chief Executive Officer. During this period, the Chief Executive officer forgave his salary for two months during the commencement of operations, valued at $7,500 per month. Unpaid services are considered contributed service to the Company. The fair value of contributed services totaled $15,000 and has been recognized in the accompanying statement of stockholders’ deficit as contributed services, and the accompanying statement of operations as general and administrative expense.

Note 6 – Subsequent Event

Subsequent to May 31, 2012, Leeward Ventures paid approximately $30,000 in expenses on behalf of the Company for operating expenses. Such advances carry the same terms and conditions as convertible notes payable outlined in Note 3.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company from time to time may make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation

Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended February 29, 2012.

Results of Operations

Overview of Current Operations

Cloud Star Corporation, was organized December 20, 2010 under the laws of the State of Nevada, as Accend Media. On or about May 22, 2012, Accend Media, and Cloud Star Corporation, a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger.

Our Business

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

To do so, it will aggressively pursue the following objectives:

•         Initiate a direct marketing campaign

•         Establish strategic alliances with key channel partners

•         Establish a recognized position in the market

•        Protect and expand its intellectual property

•         Introduce new products and product upgrades

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

• Bundled annual subscriptions, for example: One year = $ 49.99

Two year = $ 69.99

Three year = $ 79.99

• Free 30-day trial with automatic billing on the 31st day unless cancelled

RESULTS OF OPERATIONS

For the three month period ending May 31, 2012, and for the period from October 17, 2011 (inception) to May 31, 2012 the Company recognized no revenues. The Company focused its activities during the three month period ended May 31, 2012 on the merger between Accend Media and Cloud Star Corp., the development of a software and encryption technology for its flagship product, MyComputerKeyTM and building its corporate infrastructure. Management believes that revenues will commence in the three month period ended November 30, 2012.

The Company incurred total operating expenses of $49,720 and $119,833 during the three month period ending May 31, 2012 and the period from Inception to May 31, 2012, respectively. The operating expenses consisted of general and administrative fees of $49,720. The major components of general and administrative expenses during the three month period ended May 31, 2012 included $20,000 in stock-based compensation, $2,078 in rent and $22,500 in payroll costs.

The Company used net cash in operations of $14,671 during the three months ended May 31, 2012. The Company used cash in investing activities for the development of software of $20,940 during the same period which was provided by cash of $25,000 from financing activities from Leeward Ventures, an entity controlled by a director of the Company.

Management’s Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs, as well as building its infrastructure will most likely curtail any significant profits.

Notwithstanding, the Company anticipates it will continue to generate losses and therefore it may be unable to continue operations in the future. Management anticipates it will need to raise $25,000 to implement its business plan. As a result, Cloud Star will have to issue debt or equity or enter into a strategic arrangement with a third party to meet its funding requirements. There can be no assurance that additional capital will be available to Cloud Star, especially with the current economic environment.

Management believes it has sufficient cash reserves to keep the Company operational through the second quarter of 2012. Management will need to obtain outside funding to keep the Company operational beyond the second quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, nonoperational or both non-operational and fully reporting. The Company will require additional funds to build its business infrastructure. In order to fulfill its capital requirements and execute on its business plan, the Company will be required to raise additional funds through the issuance of debt or equity securities. There are no assurances additional capital will be available or if available, on acceptable terms.

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

Significant changes in the number of employees

As of May 31, 2012, we had one employee, our Chief Executive Officer. We are dependent upon officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As of May 31, 2012, our current assets were $3,382 and our current liabilities were $22,426. As of May 31, 2012, our total assets were $55,601 compared to total assets of $44,937 as of February 29, 2012. Total assets as of May 31, 2012 consisted of $3,047 in cash, $335 in accounts receivable, $940 in deposits and $51,279 in website and internal use software costs incurred with the development of MyComputerKey. As of May 31, 2012, our total liabilities were $147,426 compared to current and total liabilities of $100,100 as of February 29, 2012. Our liabilities consisted of $19,788 in accounts payable, $2,638 in accrued liabilities, and $125,000 in convertible notes payable. The convertible notes payable are being satisfied through stock transferred from an existing stockholder at $0.10 per share subsequent to May 31, 212. Accordingly, such amount has been reflected as non-current.

We have not generated positive cash flows from operating activities. For the three months ended May 31, 2012, net cash flow used in operating activities was $14,671, our net cash flow used in investing activities was $20,940, and our net cash flows provided by financing activities was $25,000.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of May 31, 2012.

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

2)  insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended May 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management believes that the material weaknesses set forth in item (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

Cloud Star Corporation common stock is currently listed on the OTC-BB. Following the merger with Accend Media, on May 24, 2012, the Company changed its trading symbol from ACNM to CLDS.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at May 31, 2012 (unaudited), and February 29, 2012 (audited)

(2) Unaudited Statements of Operations for the three-month periods ended May 31, 2012, and the period from October 17, 2011 (Inception) to May 31, 2012

(3) Unaudited Statements of Stockholders’Deficit from October 17, 2011 (Inception) to May 31, 2012

(4) Unaudited Statements of Cash Flows for the three-month periods ended May 31, 2012, and the period from October 17, 2011 (Inception) to May 31, 2012

(5) Notes to the financial statements statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2012

Cloud Star Corporation
By: /s/ Safa Movassaghi
Safa Movassaghi Director and CEO (principal executive, financial and accounting officer)