Form 10-Q
period 2012-08-31
Cloud Star CORP
filed 2012-10-15
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54440

CLOUD STAR CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

9891 Irvine Center Drive, Suite 200, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 15, 2012, the registrant’s outstanding common stock consisted of 97,200,000 shares, $0.001 par value.

Table of Contents

Cloud Star Corporation

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2012

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	August 31, 2012	February 29, 2012
ASSETS
Current assets:
Cash	$ 169	$ 13,658
Total current assets	169	13,658

Website and software costs, net	61,279	31,279
TOTAL ASSETS	$ 61,448	$ 44,937

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 27,344	$ -
Accrued payroll and related	38,200	100
Related party convertible note payable	14,854	100,000
Total liabilities	80,398	100,100

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued
and outstanding at August 31, 2012 and February 29, 2012	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 97,200,000 and 60,000,000 shares issued and outstanding at August 31, 2012 and February 29, 2012, respectively	97,200	60,000
Additional paid-in capital	125,596	15,000
Deficit accumulated during the development stage	(241,746)	(130,163)
Total stockholders' deficit	(18,950)	(55,163)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 61,448	$ 44,937

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31, 2012	For the Six Months Ended August 31, 2012	For the Period from October 17, 2011 ("Inception") to August 31, 2012
Revenue	$ -	$ -	$ -

General and administrative [a]	52,491	102,211	172,374

Loss from operations	(52,491)	(102,211)	(172,374)

Interest expense - related party	230	518	618

Net loss	$ (52,721)	$ (102,729)	$ (172,992)

Weighted average shares basic and diluted	97,200,000	80,621,739
Weighted average basic and diluted loss per common share	$ (0.00)	$ (0.00)

[a] Includes stock-based compensation of $0, $20,000, and $20,000 for three months ended August 31, 2012, six months ended August 31, 2012, and for the period from October 17, 2011 ("Inception") to August 31, 2012, respectively

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Common Stock		Paid-in
	Shares	Amount	Capital
Balance at October 17, 2011 (Inception)	-	$ -	$ -	$ -	$ -
Founders shares issued	60,000,000	60,000	-	(59,900)	100
Contributed services	-	-	15,000	-	15,000
Net loss	-	-	-	(70,263)	(70,263)
Balance at February 29, 2012	60,000,000	60,000	15,000	(130,163)	(55,163)
Net shares retained by stockholders
of Accend Media in May 2012	37,000,000	37,000	(34,800)	(8,854)	(6,654)
Fully vested stock issued to Director
($0.10 per share) in May 2012	200,000	200	19,800	-	20,000
Contributed capital from related party
convertible note payable in August 2012	-	-	125,596	-	125,596
Net loss	-	-	-	(102,729)	(102,729)
Balance at August 31, 2012	97,200,000	$ 97,200	$ 125,596	$ (241,746)	$ (18,950)

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Period from October 17, 2011 ("Inception") to
	August 31, 2012	August 31, 2012
Cash flows from operating activities:
Net loss	$ (102,729)	$ (172,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	15,000
Stock compensation	20,000	20,000
Changes in operating assets and liabilities:
Accounts payable	20,690	20,690
Accrued liabilities	38,696	38,796
Net cash used in operating activities	(23,343)	(78,506)

Cash flows from investing activities:
Website and software costs	(30,000)	(61,279)
Net cash used in investing activities	(30,000)	(61,279)

Cash flows from financing activities:
Proceeds from issuance of founders shares	-	100
Proceeds from related party convertible note payable	39,854	139,854
Net cash provided by financing activities	39,854	139,954

Net change in cash	(13,489)	169
Cash, beginning of period	13,658	-
Cash, end of period	$ 169	$ 169

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ -	$ -
Taxes	$ -	$ -

Non-cash investing and financing activities:
Contributed capital from related party convertible note payable	$ 125,596	$ -

 See accompanying notes to unaudited financial statements

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

 Note 1 - Organization and Business

Cloud Star Corporation (“Cloud Star” or the “Company”) was incorporated in the State of Nevada on October 17, 2011 (“Inception”) with operations located in California. The Company’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (or “MyComputerKey”). The Company’s principal business has been the research and development (“R&D”) of the MyComputerKey. Cloud Star is currently developing the software infrastructure and interface with the internet.

The MyComputerKey provides a simple and secure platform for enterprise customers and government agencies of all sizes to access their desktop infrastructure through the internet often referred to as the “cloud”. The product offers a person access to their desktop from any location, at any time, with no configuration requirements and no administration effort. A user inserts the MyComputerKey into a personal computer or “PC” or Mac USB port to gain instant access directly to their desktop that is familiar and pre-configured to their business needs. The user’s own desktop image with a standardized operating system, business and productivity applications, and related security safeguards is available from any corporate or remote site.

Merger

On May 22, 2012, Cloud Star entered into an Acquisition Agreement and Plan of Merger agreement with Accend Media (“Accend”). Prior to this period, Accend generated limited revenues from internet lead generation and marketing landing pages. Subsequent to the merger, Accend discontinued its business plan.

The Merger was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. In connection with this agreement, Scott Gerardi and another shareholder of Accend transferred or canceled 118,000,000 of their 120,000,000 shares as follows: 60,000,000 shares transferred to acquire Cloud Star; 2,800,000 shares returned to Accend; 200,000 shares transferred to a new director; 5,000,000 shares to be transferred to a third party for contributed capital for the Company and 50,000,000 shares returned to Accend for cancellation.  Immediately prior to the merger, Accend had 150,000,000 shares outstanding after giving effect for the five for one stock split approved by its board of directors on March 22, 2012. Immediately after the merger, 97,200,000 shares are outstanding with the sole shareholder of Cloud Star owning 60,000,000 shares.

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

The following unaudited pro forma information was prepared as if the merger had taken place at the beginning of the period for the six months ended August 31, 2012:

Pro Forma Combined
Six Months Ended August 31, 2012
(Unaudited)

Net loss	$ (102,729)

Weighted average shares basic and diluted	97,200,000
Weighted average shares basic and diluted
loss per common share	$ (0.00)

Cloud Star did not have operations during the corresponding period in the preceding year.

 CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and the Form 8-K filed on May 22, 2012. The results of operations for the three and six months ended August 31, 2012, are not necessarily indicative of the results that may be expected for the full year.

We are a development-stage company under ASC 915 - Development Stage Entities with no commercial revenues achieved to date.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $172,992 since Inception. The Company currently has limited liquidity, limited access to capital, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. The Company has received $139,854 in funding from inception to August 31, 2012 from a company controlled by an officer and director. Additional capital is required in order to launch products in the marketplace. In light of Management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2012, the Company had 148,540 shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

Website and Software

Website and software development costs are expensed as incurred, except for internal use website and software development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality.

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other  (formerly Statement of Position No. 98-1).  Accordingly, the Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use website and software applications.  Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred.

As of August 31, 2012, the Company had capitalized internal use website and software costs of $61,279.  As of August 31, 2012, there was no accumulated amortization in connection with these costs as the website and software had not been placed into service.

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

 CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Related Party Convertible Notes Payable

The Company received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company, totaling $139,854 from Inception through August 31, 2012 to fund software and website development, and provide working capital. The note bears interest at 1% per annum and is convertible into shares of existing issued common stock at a rate of $0.10 per share. The notes were originally due on or about August 9, 2012. On such date, $125,000 along with accrued interest of $596 was converted through transfer of Cloud Star’s shares by an existing shareholder at $0.10 per share or 1,250,000 shares and thus no new shares were issued. As a result, $125,596 has been recorded as contributed capital in the accompanying financial statements.

Note 4 - Commitments and Contingencies

Operating Lease

On February 23, 2012, the Company entered into an operating lease for its corporate office for a period of six months for $800 per month. On August 23, 2012, the lease expired. A new lease has not been entered into as of August 31, 2012.

Employment Agreements

Safa Movassaghi, the Company’s Chief Executive Officer has provided services valued at $7,500 per month. As of August 31, 2012, the Company has accrued $20,500 in unpaid salary and $4,500 in accrued payroll taxes for Mr. Movassaghi’s employment agreement in the accompanying balance sheet.

When Accend Media and Cloud Star merged, Scott Gerardi, then CEO of Accend Media agreed to exchange the majority of his personal shares in exchange for an employment agreement as the Company’s Chief Compliance Officer and is entitled to $4,000 per month. As of August 31, 2012, the Company has accrued $12,000 and $1,200 for Mr. Gerardi’s employment agreement and related payroll taxes, respectively, in the accompanying balance sheet.

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

During the period from Inception to August 31, 2012, the Company issued 200,000 shares to a director for services rendered. The shares were fully vested on the date of issuance and stock compensation expense of $20,000 was recorded during the three months ended May 31, 2012. The compensation expense was determined based on the estimated fair value of the common stock which was deemed to be the conversion price of the convertible note payable.

Contributed Capital

During the period from Inception to August 31, 2012, services were provided by a director of the Company. During this period, the Chief Executive Officer forgave his salary for two months during the commencement of operations, valued at $7,500 per month. These unpaid services are considered contributed service to the Company. The fair value of contributed services totaled $15,000 and has been recognized in the accompanying statement of stockholders’ deficit as contributed services, and the accompanying statement of operations as general and administrative expense.

Note 6 – Subsequent Events

Subsequent to August 31, 2012, the Company had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company, totaling $11,500 used operations.

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

Critical Accounting Policies

We developed software for use in our key product, which was previously tested and proven to be operational. We began integrating the product with our website and internal systems, and to increase effectiveness and functionality. Such costs incurred have been capitalized. Recently, we began development of our software to accommodate different operating system platforms. As we perform development of our software, we are incurring costs which are related to software to sold or marketed, which has different accounting because of technology changes and feasibility. To the extent we incur costs for development that have not yet reached technological feasibility, we will expense these costs until such time it is achieved.

Results of Operations

Overview of Current Operations

Cloud Star Corporation was organized December 20, 2010 under the laws of the State of Nevada, as Accend Media. On or about May 22, 2012, Accend Media, and Cloud Star Corporation, a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger.

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

Status of Product Development

MyComputerKey™ has been in various forms of Beta for the last 3 Quarters. The latest version of the product is currently undergoing field tests and the results have exceeded the Company’s expectations. In addition to MyComputerKey™, Cloud Star Corp has also developed Secure IP to IP connection technology, MyTabletKey™ and MyMobilekey™. The Company intends to expand its Beta tests not only with MyComputerKey™, but also the aforementioned products currently under development. Cloud Star Corp intends to being releasing its products to the retail market in late Q1 or Q2 of 2013.

Key Advantages MyComputerKeyTM

•         Users always access their same, consistent and familiar desktop where all of their customized and personal applications and files reside

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

The discussion that follows conveys these objectives.

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

The internet strategy will focus on driving traffic (consumers) to offer pages by means of a series of internet marketing platforms including banners, sponsored links, social bookmarking, blogs, surveys, etc. Additionally, Cloud Star will focus on affiliate marketing roll out with the goal of the aforementioned internet marketing strategy to ultimately create an affiliate network.

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

Retail

Cloud Star plans to offer MyComputerKey through retail stores by selling a secure access and data protection service. This will involve the same product (a key and a disk to program the key and the computer) where the user could program his or her computer and the key and then have secure access to his computer from any other computer in the world. This would also protect the user from unauthorized access by others who might have access to his computer in his absence. This will require Cloud Star to set up a cloud service to authenticate the keys.

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

Pricing

Initial pricing for the basic key is $49.99, which includes the USB unit and the first year's subscription to the hosting service. In conjunction with the product launch, the Cloud Star plans to experiment with different offers, such as:

•         Simultaneous purchase of 2nd unit and subscription at 50% off

•         Bundled annual subscriptions, for example: One year = $ 49.99

Two year = $ 69.99

Three year = $ 79.99

•         Free 30-day trial with automatic billing on the 31st day unless cancelled

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2012

For the three month period ending August 31, 2012, the Company recognized no revenues. The Company focused its activities during the three month period ended August 31, 2012 on the development of a software and encryption technology for its flagship product, MyComputerKeyTM and building its corporate infrastructure. Management believes that revenues will commence during the first half of the fiscal year ended February 28, 2014, and it will cost an additional $50,000 to release its flagship product.

The Company incurred total operating expenses of $52,491 during the three month period ending August 31, 2012. The operating expenses consisted of general and administrative fees of $52,491. The major components of general and administrative expenses during the three month period ended August 31, 2012 included $2,408 in rent and $37,988 in payroll costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2012

For the six month period ending August 31, 2012, and for the period from October 17, 2011 (Inception) to August 31, 2012 the Company recognized no revenues. The Company focused its activities during the six month period ended August 31, 2012 on the merger between Accend Media and Cloud Star Corp., the development of a software and encryption technology for its flagship product, MyComputerKeyTM and building its corporate infrastructure. Management believes that revenues will commence during the first half of the fiscal year ended February 28, 2014, and it will cost an additional $50,000 to release its flagship product.

The Company incurred total operating expenses of $102,211 and $172,374 during the six month period ending August 31, 2012 and the period from Inception to August 31, 2012, respectively. The operating expenses consisted of general and administrative fees of $102,211. The major components of general and administrative expenses during the six month period ended August 31, 2012 included $20,000 in stock-based compensation, $4,486 in rent and $62,738 in payroll costs.

The Company used net cash in operations of $23,343 during the six months ended August 31, 2012. The Company used cash in investing activities for the development of software of $30,000 during the same period, which was provided by cash of $39,854 from financing activities from Leeward Ventures, an entity controlled by a director of the Company.

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

Management believes it has sufficient cash reserves to keep the Company operational through the third quarter of 2012. Management will need to obtain outside funding to keep the Company operational beyond the second quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, nonoperational or both non-operational and fully reporting. The Company will require additional funds to build its business infrastructure. In order to fulfill its capital requirements and execute on its business plan, the Company will be required to raise additional funds through the issuance of debt or equity securities. There are no assurances additional capital will be available or if available, on acceptable terms.

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

Significant changes in the number of employees

As of August 31, 2012, we had two employees, our Chief Executive Officer and Chief Compliance Officer. We are dependent upon officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of August 31, 2012, our current assets were $169 and our current liabilities were $80,398. As of August 31, 2012, our total assets were $61,448 compared to total assets of $44,937 as of February 29, 2012. Total assets as of August 31, 2012 consisted of $169 in cash and $61,279 in website and internal use software costs incurred with the development of MyComputerKey. As of August 31, 2012, our total liabilities were $80,398 compared to current and total liabilities of $100,100 as of February 29, 2012. Our liabilities consisted of $27,322 in accounts payable, $38,200 in payroll related liabilities, $22 of accrued interest to a related party, and $14,854 for a related party convertible note payable.

We have not generated positive cash flows from operating activities. For the six months ended August 31, 2012, net cash flow used in operating activities was $23,343, our net cash flow used in investing activities was $30,000, and our net cash flows provided by financing activities was $39,854.

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

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at August 31, 2012 (unaudited), and February 29, 2012 (audited)

(2) Unaudited Statements of Operations for the three and six-month periods ended August 31, 2012, and the period from October 17, 2011 (Inception) to August 31, 2012

(3) Unaudited Statements of Stockholders’Deficit from October 17, 2011 (Inception) to August 31, 2012

(4) Unaudited Statements of Cash Flows for the six-month periods ended August 31, 2012, and the period from October 17, 2011 (Inception) to August 31, 2012

(5) Notes to the financial statements.

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

Date: October 15, 2012

Cloud Star Corporation
By: /s/ Safa Movassaghi
Safa Movassaghi Director and CEO (principal executive, financial and accounting officer)