Form 10-Q
period 2012-11-30
Cloud Star CORP
filed 2013-01-22
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54440

CLOUD STAR CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

23 Corporate Plaza Drive, Suite 150, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

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

As of January 22, 2013, the registrant’s outstanding common stock consisted of 97,200,000 shares, $0.001 par value.

Table of Contents

Cloud Star Corporation

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2012

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	November 30, 2012	February 29, 2012
ASSETS
Current assets:
Cash	$ 4,149	$ 13,658
Deposits	300	-
Total current assets	4,449	13,658

Website and software costs, net	61,279	31,279
TOTAL ASSETS	$ 65,728	$ 44,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 26,612	$ -
Accrued payroll and related	-	100
Related party convertible note payable	-	100,000
Total liabilities	26,612	100,100

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued
and outstanding at November 30, 2012 and February 29, 2012	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 97,200,000 and 60,000,000 shares issued and outstanding at November 30, 2012 and February 29, 2012, respectively	97,200	60,000
Additional paid-in capital	226,721	15,000
Deficit accumulated during the development stage	(284,805)	(130,163)
Total stockholders' equity (deficit)	39,116	(55,163)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 65,728	$ 44,937

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30, 2012	For the Period from October 17, 2011 ("Inception") to November 30, 2011	For the Nine Months Ended November 30, 2012	For the Period from October 17, 2011 ("Inception") to November 30, 2012
Revenue	$ -	$ -	$ -	$ -

General and administrative [a]	43,059	39,530	145,270	215,433

Loss from operations	(43,059)	(39,530)	(145,270)	(215,433)

Interest expense - related party	-	-	518	618

Net loss	$ (43,059)	$ (39,530)	$ (145,788)	$ (216,051)

Weighted average shares basic and diluted	97,200,000	60,000,000	86,107,636
Weighted average basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)

[a] Includes stock-based compensation of $0, $0, $20,000, and $20,000 for three months ended November 30, 2012, period from October 17, 2011 ("Inception") to November 30, 2011, nine months ended November 30, 2012, and for the period from October 17, 2011 ("Inception") to November 30, 2012, respectively

See accompanying notes to unaudited financial statements.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Period from October 17, 2011 ("Inception") to	For the Period from October 17, 2011 ("Inception") to
	November 30, 2012	November 30, 2011	November 30, 2012
Cash flows from operating activities:
Net loss	$ (145,788)	$ (39,530)	$ (216,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	75,150	7,500	90,150
Stock compensation	20,000	-	20,000
Changes in operating assets and liabilities:
Accounts payable	19,958	-	19,958
Accrued liabilities	(100)	-	-
Net cash used in operating activities	(30,780)	(32,030)	(85,943)

Cash flows from investing activities:
Deposits	(300)	-	(300)
Website and software costs	(30,000)	(10,000)	(61,279)
Net cash used in investing activities	(30,300)	(10,000)	(61,579)

Cash flows from financing activities:
Proceeds from issuance of founders shares	-	100	100
Contributed capital	25,975	-	25,975
Proceeds from related party convertible note payable	25,596	42,000	125,596
Net cash provided by financing activities	51,571	42,100	151,671

Net change in cash	(9,509)	70	4,149
Cash, beginning of period	13,658	-	-
Cash, end of period	$ 4,149	$ 70	$ 4,149

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Contributed capital from related party convertible note payable	$ 125,596	$ -	$ -

See accompanying notes to unaudited financial statements

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Business

Cloud Star Corporation (“Cloud Star” or the “Company”) was incorporated in the State of Nevada on October 17, 2011 (“Inception”) with operations located in California. The Company’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (or “MyComputerKey”) and additional cloud computing security technology products. The Company’s principal business has been the software development of the MyComputerKey. Cloud Star is currently developing the software infrastructure and interface for MyComputerKey, version #2 of MyComputerKey and additional cloud computing security applications.

The MyComputerKey provides a simple and secure platform for enterprise customers and government agencies of all sizes to access their desktop infrastructure through the internet often referred to as the “cloud”. The product offers a person access to their desktop from any location, at any time, with no configuration requirements and no administration effort. A user inserts the MyComputerKey into a personal computer or “PC” or Mac USB port to gain instant access directly to their desktop that is familiar and pre-configured to their business needs. The user’s own desktop image with a standardized operating system, business and productivity applications, and related security safeguards is available from any corporate or remote site. The Company is also focusing on integrating security software features to its existing product, as well as other features in an effort to expand its product offerings. The Company recently filed another patent related to cloud computing security and intends to continue expanding it’s this cloud computing security product line in addition to other types of internet security.

Merger

On May 22, 2012, Cloud Star entered into an Acquisition Agreement and Plan of Merger agreement with Accend Media (“Accend”). Prior to this period, Accend generated limited revenues from internet lead generation and marketing landing pages. Subsequent to the merger, Accend discontinued its business plan.

The following unaudited pro forma information was prepared as if the merger had taken place at the beginning of the period for the nine months ended November 30, 2012:

Pro Forma Combined
Nine Months Ended November 30, 2012
(Unaudited)

Net loss	$ (145,788)

Weighted average shares basic and diluted	97,200,000
Weighted average shares basic and diluted
loss per common share	$ (0.00)

Cloud Star did not have operations during the corresponding period in the preceding year. In addition, there have been no revenues earned during the nine months ended November 30, 2012.

CLOUD STAR CORPORATION

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 and the Form 8-K filed on May 22, 2012. The results of operations for the three and nine months ended November 30, 2012, are not necessarily indicative of the results that may be expected for the full year. We are a development-stage company under ASC 915 - Development Stage Entities with no commercial revenues achieved to date.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $216,051 since Inception. The Company currently has limited liquidity, limited access to capital, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. The Company has received $151,671 in funding from inception to November 30, 2012 from a company controlled by a director. Additional capital is required in order to launch products in the marketplace. In light of Management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2012, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

Website and Software

Website and software development costs are expensed as incurred, except for internal use website and software development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality.

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other. Accordingly, the Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use website and software applications. Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred.

As of November 30, 2012, the Company had capitalized internal use website and software costs of $61,279. Version #1 of MyComputerKey has been substantially completed as of November 30, 2012, and the Company is now in beta testing of this product with several corporations and is already developing version 2 of MyComputerKey. The Company is also working on MyMobileKey and MyTabletKey in addition to other cloud computing security products. As of November 30, 2012, there was no accumulated amortization in connection with these costs as the website and software had not been placed into service.

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

(FORMERLY ACCEND MEDIA)

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Related Party Convertible Notes Payable

The Company received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company, totaling $125,596 from Inception through November 30, 2012 to fund software and website development, and provide working capital. A convertible note was initially established which provided for interest at 1%, per annum, a conversion feature into shares of issued common stock at a rate of $0.10 per share. The note was due on or about August 9, 2012. On such date, $125,000 along with accrued interest of $596 was converted through transfer of Cloud Star’s shares by an existing shareholder at $0.10 per share or 1,250,000 shares, and thus no new shares were issued. As a result, $125,596 was recorded as contributed capital in the accompanying financial statements. Also see Notes 5 and 6 for discussion of additional advances accounted for as contributed capital.

Note 4 - Commitments and Contingencies

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a relative of a Company Director for its corporate office on a month to month basis for $150 per month. There is a $300 deposit with the related party recorded on the accompanying balance sheet due to prepayment of rents.

When Accend Media and Cloud Star merged, Scott Gerardi, the then CEO of Accend Media agreed to exchange the majority of his personal shares in exchange for an employment agreement as the Company’s Chief Compliance Officer and is entitled to $4,000 per month. See Note 5 for waiver of all accrued salaries through November 30, 2012.

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

During the period from Inception to November 30, 2012, the Company issued 200,000 shares to a director for services rendered. The shares were fully vested on the date of issuance and stock compensation expense of $20,000 was recorded during the three months ended May 31, 2012. The compensation expense was determined based on the estimated fair value of the common stock which was deemed to be the conversion price of the convertible note payable.

Contributed Services

During the period from Inception to November 30, 2012, services were provided by Safa Movassaghi and Scott Gerardi. During this period, Safa Movassaghi waived portions of his salary during the commencement of operations, valued at $7,500 per month, plus accrued taxes. These unpaid services are considered contributed service to the Company. The fair value of contributed services were based on negotiated monthly salary and has been recognized in the accompanying statement of stockholders’ equity (deficit) as contributed services, and the accompanying statement of operations as general and administrative expense. Total salaries and accrued taxes waived during the nine months ended November 30, 2012 and since Inception by Mr. Movassaghi were $48,750 and $63,750, respectively.

During the nine months November 30, 2012, accrued salaries of $24,000, plus accrued taxes for Scott Gerardi pursuant to his employment contract were waived by his consent and board resolution in November 2012. Contributed services totaled $26,400 and have been recognized in the accompanying statement of stockholders’ equity (deficit) as contributed services, and the accompanying statement of operations as general and administrative expense.

Walter Grieves has agreed to privately pay the contributed services discussed above.

Contributed Capital

As of November 30, 2012, an additional $25,975 was advanced by Leeward Ventures in exchange for shares to be transferred from existing shareholders. Leeward Ventures has committed to advance a total of $375,000 subsequent to advances under the convertible notes described on Note 4 for which 3,750,000 shares will be transferred from existing shareholders to settle such advances. Accordingly, the advances have been recorded as contributed capital in the accompanying financial statements.

Note 6 – Subsequent Events

Subsequent to November 30, 2012, Leeward Ventures contributed capital of $5,500 to pay expenses on behalf of the Company.

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

Status of Product Development

MyComputerKey™ has been in various forms of Beta for the last 3 Quarters. The latest version of the product is currently undergoing field tests and the results have exceeded the Company’s expectations. In addition to MyComputerKey™, Cloud Star Corp has also developed Secure IP to IP connection technology, MyTabletKey™ and MyMobilekey™. The Company recently filed a provisional patent for its new Secure IP to IP connection technology. The Company intends to expand its Beta tests not only with MyComputerKey™, but also the aforementioned products currently under development. Cloud Star Corp intends to being releasing its products to the retail market in late Q1 or Q2 of 2013.

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

• Introduce new products and product upgrades.

• Protect and expand its intellectual property

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

• Bundled annual subscriptions, for example: One year = $ 49.99

Two year = $ 69.99

Three year = $ 79.99

• Free 30-day trial with automatic billing on the 31st day unless cancelled

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND PERIOD FROM OCTOBER 17, 2011 (“INCEPTION”) TO NOVEMBER 30, 2011

For the three month period ended November 30, 2012 and period from October 17, 2011 (“Inception”) to November 30, 2011, the Company recognized no revenues. The Company focused its activities during the three month period ended November 30, 2012 on the development of a software and encryption technology for its flagship product, MyComputerKeyTM and building its corporate infrastructure. Management believes that revenues will commence during the first half of the fiscal year ended February 28, 2014, and it will cost an additional $50,000 to release its flagship product.

The Company incurred total operating expenses of $43,059 and $39,530 during the three month period ended November 30, 2012 and period from October 17, 2011 (“Inception”) to November 30, 2011, respectively. The operating expenses consisted of general and administrative fees of $43,059 and $39,530 during the three month period ended November 30, 2012 and period from October 17, 2011 (“Inception”) to November 30, 2011, respectively. The major components of general and administrative expenses during the three month period ended November 30, 2012 included $586 in rent and $37,950 in payroll costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012

For the nine month period ended November 30, 2012, and for the period from October 17, 2011 (Inception) to November 30, 2012 the Company recognized no revenues. The Company focused its activities during the nine month period ended November 30, 2012 on the merger between Accend Media and Cloud Star Corp., the development of a software and encryption technology for its flagship product, MyComputerKeyTM and building its corporate infrastructure. Management believes that revenues will commence during the first half of the fiscal year ended February 28, 2014, and it will cost an additional $50,000 to release its flagship product.

The Company incurred total operating expenses of $145,270 and $215,433 during the nine month period ended November 30, 2012 and the period from Inception to November 30, 2012, respectively. The operating expenses for the nine month period ended November 30, 2012 consisted of general and administrative fees of $145,270. The major components of general and administrative expenses during the nine month period ended November 30, 2012 included $20,000 in stock-based compensation, $14,653 in professional fees, and $5,072 in rent and $100,688 in payroll costs.

The Company used net cash in operations of $30,780 during the nine months ended November 30, 2012. The Company used cash in investing activities of $30,300, primarily for the development of software during the same period. Cash provided by financing activities was $51,571, and consisted of proceeds on convertible notes payable from Leeward Ventures, an entity controlled by a director of the Company.

Management’s Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs, as well as building its infrastructure will most likely curtail any significant profits.

Notwithstanding, the Company anticipates it will continue to generate losses and therefore it may be unable to continue operations in the future. Management anticipates it will need to raise $50,000 to release its flagship product. As a result, Cloud Star will have to issue debt or equity or enter into a strategic arrangement with a third party to meet its funding requirements. There can be no assurance that additional capital will be available to Cloud Star, especially with the current economic environment.

Management believes it has sufficient cash reserves to keep the Company operational through the fourth quarter of 2012-2013. Management will need to obtain outside funding to keep the Company operational beyond the second quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, nonoperational or both non-operational and fully reporting. The Company will require additional funds to build its business infrastructure. In order to fulfill its capital requirements and execute on its business plan, the Company will be required to raise additional funds through the issuance of debt or equity securities. There are no assurances additional capital will be available or if available, on acceptable terms.

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

Significant changes in the number of employees

As of November 30, 2012, we had two employees, our Chief Executive Officer and Chief Compliance Officer. We are dependent upon officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of November 30, 2012, our current assets were $4,449 and our current liabilities were $26,612. As of November 30, 2012, our total assets were $65,728 compared to total assets of $44,937 as of February 29, 2012. Total assets as of November 30, 2012 consisted of $4,149 in cash, $61,279 in website and internal use software costs incurred with the development of MyComputerKey, and $300 of deposits to a related party. As of November 30, 2012, our total liabilities were $26,612 compared to current and total liabilities of $100,100 as of February 29, 2012. Our liabilities consisted of 26,612 in accounts payable.

In an effort to improve our financial position, in November 2012, our officers waived all accrued salaries and related taxes totaling $75,150.

We have not generated positive cash flows from operating activities. For the nine months ended November 30, 2012, net cash flow used in operating activities was $30,780, our net cash flow used in investing activities was $30,300, and our net cash flows provided by financing activities was $51,571.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from October 17, 2011 (inception) to November 30, 2012, the Company has not recognized any revenues.

Recent Pronouncements

The Company's management has evaluated all recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting & Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were effective as of November 30, 2012 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No shares of stock were issued during the Quarter ended November 30, 2012.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

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

Date: January 22, 2013

Cloud Star Corporation Registrant
By: /s/ Safa Movassaghi
Safa Movassaghi Director and CEO (principal executive, financial and accounting officer)