Form 10-K
period 2013-02-28
CLOUD SECURITY CORP.
filed 2013-05-29
CIK 1516079

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54440

CLOUD SECURITY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	27-4479356
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4590 MacArthur Blvd., Suite 500
Newport Beach, CA 92660

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (866) 250-2999

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes     ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 3, 2012 was approximately $3,410,000.  The registrant’s common stock commenced trading on December 3, 2012.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”) or the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of May16, 2013.97,200,000 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

History and Organization

Cloud Security Corp. f/k/a Cloud Star Corporation ("we", "us", "our", “Cloud Security” the “Company" or the "Registrant") was organized December 20, 2010 (Date of Inception) under the laws of the State of Nevada, as Accend Media.

On or about May 22, 2012, Accend Media, and Cloud Security (then known as Cloud Star Corporation), a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger.

Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. We changed our corporate name to Cloud Star Corporation. On May 28, 2013, we changed our corporate name to Cloud Security Corp. The Company is a developmental stage company.

Business of Issuer

We are an information technology services and software company that delivers immediate, easy and secure access to computer desktops and other consumer electron devices from remote locations.

Overview

MyComputerKey

Our flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. The product is a custom-designed USB keycard programmed to connect via the Internet to users' desktop or server seamlessly, which provides the user immediate access to files, personalized environments, data, programs and applications. Said differently, MyComputerKeyTM allows a user to access his or her base computer from different locations utilizing the internet cloud through a separate computer (the “remote computer”). Working models were manufactured and a successful beta test was completed with the employees from three corporations.

Key Advantages MyComputerKeyTM

●	User always accesses their same, consistent and familiar desktop where all of their customized and personal applications and files reside
●	No need for software installation on the remote computer and customization—just plug-in MyComputerKeyTM
●	Enhances compliance, and audit capabilities, of Risk Management and Legal
●
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

Other Products and Services

In connection with our recent joint venture with App Ventures, we have created a new product to be called AppSecure.   AppSecure is a sensor technology with a secure communication framework that detects web-based attacks on web Apps and websites.  The technology will monitor the security of an app or a website.  This technology has been designed to identify and thwart cyber attacks in real time instead of after the fact

We are also focusing on integrating security software to our MyComputerKey product as well as other features in an effort to expand our product offerings.  We recently filed another patent related to cloud computing security and we intend to expand our cloud computing security product line in addition to other types of internet security.

Goals and Objectives

Our goal is to become a provider of customizable, secure, multi-factor validation and authentication systems.

To do so, it will aggressively pursue the following objectives:

●	Initiate a direct marketing campaign
●	Establish strategic alliances with key channel partners
●	Establish a recognized position in the market
●	Protect and expand its intellectual property
●	Introduce new products and product upgrades

The discussion that follows, conveys these objectives.

For business users, a second version of the key has been designed that allows the user's information technology (“IT”) department to set the security parameters appropriate to the database to be protected. The modifications consist of creating a user friendly "dashboard" to make it easier for the customer to set up the system and create customized features and tokens—as well as de-activate keys in the event they are lost or stolen. This business-to-business sector is more competitive. In order to competitively differentiate itself, we plan to develop strategic partnerships to build its market share of the less competitive retail market. Management expects that users will find the following characteristics very appealing:

●	Our USB keycard is 100% independent and self-contained—no software downloads, configurations, or synchronizations are required on the remote computer.
●	Various user-specific authentication, memory, or pre-set protocol access codes can be programmed into this solid-state hardware.
●	This technology is user-specific, allows information flow tracking, and can be used to access any pre-determined database, application, file or user-selected desktop that is cloud based.
●
This technology works universally on both Apple and PC systems. In addition, once the respective user has finished with the cloud access, there is no trace on the remote computer that the base computer has used. This is particularly important when using public computers while travelling.

Sales Strategy

While virtual USBs have been on the market for several years, to date, management is not aware of any company who has targeted the mass consumer. Rather, providers have focused on IT professionals, most likely due to the perceived complexity of virtualization and security issues. We have simplified the process and through an integrated marketing approach, advertises this simplicity to general consumers for a variety of applications. The sales strategy is to offer a product that is easy to use and utilizes plug and play technology. We intend to implement this very simple sales strategy. We plan to market and sell their product through several partners on a distribution level relationship.

Through a combination of online marketing, radio and television, consumers are driven to the website where they can complete a 100% automated purchase. We plan to provide support though phone sales and telephone call-in technical support. MyComputerKey is a high margin product so we are able to outsource its fulfillment and customer support while still driving a high margin on all sales. We believe this will allow us to focus on product development and developing marketing strategies with its channel partners.

We plan to market a version II key with enhanced security to businesses, government and educational entities that (i) have a mobile workforce (ii) currently utilize the cloud to increase the effectiveness and reduce costs associated with providing information technology to its employees, customers and suppliers and (iii) entities that are considering doing so but have been reluctant to do so because of security concerns. The market potential for our products encompasses several market segments, including healthcare facilities, government, media and telecom, manufacturing, educational facilities, consulting, legal and accounting and aerospace and defense. We successfully completed oi Beta tests with three such companies and is currently implementing this enterprise model.

Market Strategy

Our strategy is based on three target markets: (i) Direct-to-Consumer; (ii) Retail; and (iii) Business-to-Business (B2B)—including enterprise and the small and medium-size business market (SMB). The product is the same for each market segment.

Direct-to-Consumer (DTC)

Management believes the internet is the cornerstone to our marketing effort. Management estimates at least 50% of our sales will come from the internet and believes $0.50 of every dollar spent on marketing will drive consumers online to compare, research, sample and buy.

The internet strategy will focus on driving traffic (consumers) to offer pages by means of a series of internet marketing platforms including banners, sponsored links, social bookmarking, blogs, surveys etc. Additionally, we will focus on affiliate marketing roll out with the goal of the aforementioned internet marketing strategy to ultimately create an affiliate network.

Television

Management believes that it is not one tool or media platform that is the answer, but the right mix of media and relevant content delivered real-time. After management has all its infrastructure tested and proven, We plan to test direct-response television with 30, 60 and 120 second spots, as well as a possible 30-minute long form infomercial nationally.

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

Retail

We plan to offer MyComputerKey through retail stores by selling a secure access and data protection service. This will involve the same product (a key and a disk to program the key and the computer) where the user could program his or her computer and the key and then have secure access to his computer from any other computer in the world. This would also protect the user from unauthorized access by other who might have access to his computer in his absence. This will require us to set up a cloud service to authenticate the keys.

Traditional Retail – Point of Purchase

We are in talks with 3 national retailers and is considering an early launch versus waiting until the product reaches greater market penetration. We have already begun to develop retail demand through all of its marketing and advertising efforts which will be leveraged by management to gain lower cost retail entry, excellent placement and shelf space. We plan to hire a retail team that will work closely with all retail buyers, retail marketing directors and store managers to educate their employees and customers about the benefits of MyComputerKey.

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

We plan to employ a "PUSH" – "PULL" promotional & advertising strategy when building brand awareness, generating trial/sampling purchases and gaining distribution of MyComputerKey. Our three stage "go-to-market" approach will first educate the consumer about the product through a direct response advertising and marketing initiatives, then make the product readily available with direct distribution and finally implement programs to motivate consumers to buy MyComputerKey.

"PUSH", or "getting the product on the shelf", provides the programs necessary to gain distribution and secure product placement on limited retailer shelves. It consists of customer marketing funds (CMF) designed to support the customer's best promotional and consumption building vehicles as well as employee incentive and training programs while providing materials that clearly communicate MyComputerKey'sunique selling points. These materials consist of a variety of "communication messages", including those listed above as well as shelf signs, neck hangers, window banners, floor displays with header cards, table tents and possibly logo apparel.

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

The key strategy for MyComputerKey'sgrowth is to understand consumer and channel member needs in order to satisfy them. In addition, focus communications within channels that meet primary target consumers and increase brand image, superior quality and performance attributes and leverage the brand for strategic product initiatives. Again, we plan to use the above advertising and promotional strategies to drive awareness, trials and new usage.

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

Pricing

Initial pricing for the basic key is $ 49.99, which includes the USB unit and the first year's subscription to the hosting service. In conjunction with the product launch, we plan to experiment with different offers, such as:

●	Simultaneous purchase of 2nd unit and subscription at 50% off
●	Bundled annual subscriptions, for example:	One year = $ 49.99;
Two year = $ 69.99; Three year = $ 79.99
●	Free 30-day trial with automatic billing on the 31st day unless cancelled

Intellectual Property

We plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We plan also to rely on copyright laws to protect any future computer programs and our proprietary databases.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting Cloud Star’s intellectual property rights could be costly and time consuming.

Employees

We currently have two employees, our CEO and our Chief Compliance Officer. We utilize independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

Fiscal 2012 and First Quarter 2013 Developments

Chief Technical Advisor. On March 29, 2013, we into an agreement with Wee Kai Ng for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. The Contract CTA will advise and assist in the development of our technologies and products. During the period commencing on the Commencement Date, we shall pay Contract CTA as compensation for services to us $2,500 per month due on the 1st day of each calendar month. In addition, we agreedto issue the Contract CTA equity in the form of either stock option or common stock (at our discretion). The proposed schedule of equity  to be issued will be 50,000 shares/options on April 1, 2013, 75,000 shares/options on May 1, 2013, 125,000 shares/options on July 1, 2013, 125,000 shares/options on October 1, 2013 and 125,000 shares/options on January 1, 2014.

Joint Venture.  On March 1, 2013, we entered into an agreement with App Ventures LTD (“App Ventures”), a Hong Kong Private Limited Liability Company, to jointly develop and market a software product for the field of mobile security for an indefinite term until the project is completed. The agreement provides for sharing revenues generated based on a determination of the value of the combined technology, whereby wewould derive 25% to 75% of the benefit, by a select committee.  Alternatively, we has the option to acquire App Ventures as discussed below.

During the term of this Agreement and for a period of one (1) year hereafter, we or our designee shall have the option, in its sole and exclusive discretion, to acquire App Ventures or, at our election, all of the assets of App Ventures (including any intellectual property assigned to App Ventures hereunder) for aggregate consideration of two million (2,000,000) shares of our common stock, adjusted to reflect any substitution of shares, stock dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, or other similar transactions.  Such acquisition shall take place pursuant to an agreement and plan of merger, asset acquisition agreement, or like agreement, in compliance with applicable law, with customary representations, warranties, and covenants.   We may exercise this option by providing thirty (30) days written notice to App Ventures of its intention to acquire App Ventures or the assets of App Ventures, and App Ventures shall take all actions and execute all instruments necessary to effectuate such transaction.

Development of AppSecure technology.   In connection with our recent joint venture with App Ventures, we have created a new product to be called AppSecure.   AppSecure is a sensor technology with a secure communication framework that detects web-based attacks on web Apps and websites.  The technology will monitor the security of an app or a website.  This technology has been designed to identify and thwart cyber attacks in real time instead of after the fact.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov .

ITEM 1A.  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history and is considered a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as management faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of our success must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which we will be operating.

IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, THERE IS SUBSTANTIAL DOUBT THAT WE MAY BE UNABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND ITS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

We are a development-stage company with no operating revenues to date. As discussed in the Notes to the Financial Statements included in this Current Report, at the end of our reporting period as at February 28, 2013, we have incurred net losses of $333,057 since Inception.  We currently have limited liquidity, limited access to capital and no revenue generating activities.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to February 28, 2013.

Our ability to continue as a going concern is dependent upon raising capital sufficient to meet its obligations as they become due until such time as the Company achieves revenues sufficient to meet its cost structure. There are no assurances that we will be able to raise sufficient capital or that its business plan will be successful. If we cannot continue as a going concern, its stockholders may lose their entire investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT WE WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have prepared audited financial statements for the year end for February 28, 2013Our ability to continue to operate as a going concern is fully dependent upon us obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operations.

WHEN SAFA MOVASSAGHI BECAMEOUR LARGEST SHAREHOLDER, IT GAVE HIM THE ABILITY TO CONTROL THE COMPANY WITHOUT OTHER SHAREHOLDERS’ APPROVAL.

Safa Movassaghi is the largest stockholder and beneficially owns and has the right to vote approximately 61% of our outstanding common stock. As a result, it will have the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

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

Our business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our financial condition and our results of operations.

IF WE ARE UNABLE TO CREATE AND MAINTAIN SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THOSE FUNCTIONS, WE WILL NOT BE ABLE TO COMMERCIALIZE ITS PRODUCTS.

We currently have no sales, marketing or distribution capabilities. Therefore, to commercialize its products, We expect to collaborate with third parties to perform these functions. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses if it decides to market any of its future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. While the product has been beta tested by three companies in the business-to-business market, the mass consumer market, including direct and indirect channels has not been tested.

WE MAY NOT BE ABLE TO MANUFACTURE ITS PLANNED PRODUCTS IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR AT ALL, WHICH COULD HARM OUR FUTURE PROSPECTS.

We do not own any manufacturing facilities and intends to contract out its manufacturing needs. Accordingly, if any of its proposed products become available for widespread sale, We may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect its future prospects.

OUR  PRODUCTS MAY BECOME OBSOLETE AND UNMARKETABLE IF WE ARE UNABLE TO RESPOND ADEQUATELY TO RAPIDLY CHANGING TECHNOLOGY AND CUSTOMER DEMANDS.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favorably received.

IF OUR PRODUCTS ARE NOT EFFECTIVELY PROTECTED BY VALID, ISSUED PATENTS OR IF WE ARE NOT OTHERWISE ABLE TO PROTECT ITS PROPRIETARY INFORMATION, IT COULD HARM ITS BUSINESS.

The success of our operations will depend in part on its ability to:

● obtain any necessary patent protections for its technologies both in the United States and in other countries with substantial markets;
● defend patents once obtained;
● maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and
● obtain appropriate patents or proprietary rights held by others that are necessary or useful to us in commercializing its technology, both in the United States and in other countries with substantial markets.

In the event we are not able protect its intellectual property and proprietary information, its business will be materially harmed.

WE MAY NOT HAVE ADEQUATE PROTECTION FOR ITS UNPATENTED PROPRIETARY INFORMATION, WHICH COULD ADVERSELY AFFECT ITS COMPETITIVE POSITION.

In addition to any patents that we may apply for in the future, we will substantially rely on trade secrets, know-how, continuing technological innovations opportunities to develop and maintain its competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect its trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators. However, these agreements may not provide meaningful protection of its trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our  trade secrets or know-how may become known through other means or be independently discovered by its competitors. Any of these events could prevent us from developing or commercializing its products.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND COMPETITIVE PRESSURES FROM EXISTING AND NEW COMPANIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The industry in which we operate is highly competitive and influenced by the following:

●      advances in technology;
●      new product introductions;
●      evolving industry standards;
●      product improvements;
●      rapidly changing customer needs;
●      intellectual property invention and protection;
●      marketing and distribution capabilities;
●      competition from highly capitalized companies;
●      ability of customers to invest in information technology; and
●      price competition.

We can give no assurance that it will be able to compete effectively in its markets. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with business and consumer products companies and production facilities than us.

TO THE EXTENT WE ENTER MARKETS OUTSIDE OF THE UNITED STATES, ITS BUSINESS WILL BE SUBJECT TO POLITICAL, ECONOMIC, LEGAL AND SOCIAL RISKS IN THOSE MARKETS, WHICH COULD ADVERSELY AFFECT ITS BUSINESS.

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent it enters or attempts to enter markets in countries other than the United States. we will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. we also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

●	changes and limits in import and export controls;
●	increases in custom duties and tariffs;
●	changes in currency exchange rates;
●	economic and political instability;
●	changes in government regulations and laws;
●	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
●	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business to the extent it enters markets outside the United States.

WE MAY HAVE PROBLEMS RETAINING SUITABLE EMPLOYEES/AGENTS.

In order to implement the aggressive business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees/agents that can support its needs or that these employees can be hired on favorable terms.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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

WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF COMMON STOCK.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock. Accordingly, the board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

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

LOW-PRICED STOCKS MAY AFFECT THE RESALE OF OUR SHARES.

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

BECAUSE WE HAVE NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND HAS NO PLANS TO DO SO, THE ONLY RETURN ON INVESTMENT WILL COME FROM ANY INCREASE IN THE VALUE OF THE COMMON STOCK.

Since its inception, we have not paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. Rather, we currently intends to retain future earnings, if any, to finance operations and expand our business. Therefore, any return on investment would come only from an increase in the value of our common stock. And, there are no assurances that the common will increase in value.

IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Upon the merger with Accend Media, we became a fully reporting company with the SEC, and as such will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     DESCRIPTION OF PROPERTY

Our corporate headquarters are leased and located at: 4590 MacArthur, Suite 500, Newport Beach, CA 92660.  We lease this space on a month-to-month bases for $225 per month. We not own any real property.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CLDS”.  Our common stock did not start trading until December 13, 2012.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2012 (OTC Bulletin Board)	High Bid	Low Bid
Fourth quarter	$0.20	$0.11

2013 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$1.42	$0.20

As of May 16, 2013, there were 12 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment.  Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock.  In addition, stock markets have experienced extreme price and volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2013.

Overview of Current Operations

We were formed by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 20, 2010, originally as Accend Media.  On or about May 22, 2012, Accend Media, and Cloud Security (then known as Cloud Star Corporation), a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger.  Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. We changed our corporate name to Cloud Star Corporation upon consummation of the merger on May 23, 2012. On May 28, 2013, we changed our corporate name to Cloud Security Corp.

We are an information technology services and software company that delivers immediate, easy and secure access to computer desktops and other consumer electron devices from remote locations.

Our flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide.

RESULTS OF OPERATIONS

We had no revenues in the year ending February 28, 2013 or the period from October 17, 2011 (“Inception”) though February 29, 2012.  Our general and administrative expenses for the year ended February 28, 2013 increased to $200,197 from $70,163 from the period from Inception through February 29, 2012.  The primary reason attributable for the increase is due to the full year of general and administrative expenses in fiscal 2013 as compared to only five months of such expenses in fiscal 2012.  We incurred $61,279 of impairment of website and software costs in fiscal 2013 as compared to fiscal 2012.  In fiscal 2013, we abandoned beta testing of Version 2 of our MyComputerKey due to a dispute with a developer which resulted in these impairment costs.  We did not have any such charges or impairments in fiscal 2012.

We had a net loss of $262,794 in the year ended February 28, 2013 as compared to $70,263 in the period from Inception to February 29, 2012.  The increase is attributable to increased general and administrative expenses as well as the impairment costs in fiscal 2013

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 28, 2013, we had two employees who also serve as officers/directors. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013, we had cash and cash equivalents of $87,281 and working capital of $56,110 as compared to cash of $13,658 and a working capital deficit of $86,442 as of February 29, 2012.

We had total liabilities of $31,471 as of February 28, 2013, consisting of current liabilities, which included $26,321 of accounts payable and $5,150 of accrued payroll.

We had a total stockholders’ equity of $56,110 as of February 28, 2013, and an accumulated deficit as of February 28, 2013 of $401,811.

We used $58,448 of cash in operating activities for the year ended February 28, 2013, which was attributable primarily to our net loss of $262,794, which was offset by $98,350 in contributed services, $20,000 in share-based compensation, $61,279 of impairment of website and software costs and $19,667 and $5,050 of increases in accounts payable and accrued liabilities, respectively.

We used $30,300 of cash in investing activities for the year ended February 28, 2013, which consisted of $30,000 in website and software costs and $300 in deposits.

We had $162,371 of cash provided by financing activities in the year ended February 28, 2013 consisting of $25,596 of proceeds from a related party convertible note payable and $136,775 of contributed capital from a related party towards a subscription agreement.

Since inception, we have received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $0.10 per share.  The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above.  After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of our shares by an existing shareholder at $0.10 per share or 1,255,960 shares, and thus no new shares were issued of the Company.   During the year ended February 28, 2013, Leeward Ventures contributed $136,775 to us for 1,367,750 shares at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by us. Under the agreement, $237,629 is remaining to be funded. If such funds are not provided, 2,376,290 shares will be returned to us.

Since Inception, we have processed compensation to our chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. We intend to start processing our payroll under Form W-2 in the first or second fiscal quarter of 2013. We do not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the year ended February 28, 2013 or going forward.

Since we have limited liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above. Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow its business by increasing headcount and its budget for 2013-2014. We may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

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

Software Development Costs/Research and Development

We expense costs for research and development.  When we develop our software, we comply with Accounting Standards Codification (ASC) 985-20 “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, which requires that we expenses costs of development until technological feasibility is achieved.  Such is achieved when complete Alpha testing of the product.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cloud Security Corp.,
 formerly Cloud Star Corporation

We have audited the accompanying balance sheets of Cloud Security Corp., formerly Cloud Star Corporation (the “Company”), a development-stage company, as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended February 28, 2013, the period from October 17, 2011 (“Inception”) to February 29, 2012 and the period from Inception to February 28, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Security Corp., formerly Cloud Star Corporation as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended February 28, 2013, the period from Inception to February 29, 2012 and the period from Inception to February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development-stage which requires working capital to continue to develop, operate and market its products.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
May 29, 2013

PART I - FINANCIAL INFORMATION

CLOUD SECURITY CORP.
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS

	February 28, 2013	February 29, 2012
ASSETS
Current assets:
Cash	$87,281	$13,658
Deposits	300	-
Total current assets	87,581	13,658

Website and software costs, net	-	31,279
TOTAL ASSETS	$87,581	$44,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,321	$-
Accrued payroll and related	5,150	100
Related party convertible note payable	-	100,000
Total liabilities	31,471	100,100

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at February 28, 2013 and February 29, 2012	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 99,200,000 and 60,000,000 issued; 97,200,000 and 60,000,000 shares outstanding at February 28, 2013 and
February 29, 2012, respectively	97,200	60,000
Additional paid-in capital	360,721	15,000
Deficit accumulated during the development stage	(401,811)	(130,163)
Total stockholders' equity (deficit)	56,110	(55,163)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$87,581	$44,937

See accompanying notes to financial statements.

CLOUD SECURITY CORP.
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2013	For the Period from October 17, 2011 ("Inception") to February 29, 2012	For the Period from October 17, 2011 ("Inception") to February 28, 2013

Revenue	$-	$-	$-

Impairment of website and software costs	61,279	-	61,279
General and administrative [A]	200,197	70,163	270,360

Loss from operations	(261,476)	(70,163)	(331,639)

Interest expense - related party	518	100	618

Loss before provision for income taxes	(261,994)	(70,263)	(332,257)

Provision for income taxes	800	-	800

Net loss	$(262,794)	$(70,263)	$(333,057)

Weighted average shares basic and diluted	88,842,740	60,000,000
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

[A] Includes stock-based compensation of $20,000, $0, and $20,000 for the year ended February 28, 2013, period from October 17, 2011 ("Inception") to February 29, 2012, and for the period from October 17, 2011 ("Inception") to February 28, 2013, respectively.

See accompanying notes to financial statements.

CLOUD SECURITY CORP.
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Deficit Accumulated During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance at October 17, 2011 (Inception)	-	$-	$-	$-	$-
Founders shares issued	60,000,000	60,000	-	(59,900)	100
Contributed services	-	-	15,000	-	15,000
Net loss	-	-	-	(70,263)	(70,263)
Balance at February 29, 2012	60,000,000	60,000	15,000	(130,163)	(55,163)
Net shares retained by stockholders
of Accend Media in May 2012	37,000,000	37,000	(34,800)	(8,854)	(6,654)
Fully vested stock issued to Director
($0.10 per share) in May 2012	200,000	200	19,800	-	20,000
Contributed capital from related party
convertible note payable in August 2012	-	-	125,596	-	125,596
Contributed capital from related party
towards subscription agreement	-	-	136,775	-	136,775
Contributed services	-	-	98,350	-	98,350
Net loss	-	-	-	(262,794)	(262,794)
Balance at February 28, 2013	97,200,000	$97,200	$360,721	$(401,811)	$56,110

See accompanying notes to financial statements.

CLOUD SECURITY CORP.
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2013	For the Period from October 17, 2011 ("Inception") to February 29, 2012	For the Period from October 17, 2011 ("Inception") to February 28, 2013
Cash flows from operating activities:
Net loss	$(262,794)	$(70,263)	$(333,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	98,350	15,000	113,350
Stock compensation	20,000	-	20,000
Impairment of website and software costs	61,279	-	61,279
Changes in operating assets and liabilities:
Accounts payable	19,667	-	19,667
Accrued liabilities	5,050	100	5,150
Net cash used in operating activities	(58,448)	(55,163)	(113,611)

Cash flows from investing activities:
Deposits	(300)	-	(300)
Website and software costs	(30,000)	(31,279)	(61,279)
Net cash used in investing activities	(30,300)	(31,279)	(61,579)

Cash flows from financing activities:
Proceeds from issuance of founders shares	-	100	100
Contributed capital from related party towards subscription agreement	136,775	-	136,775
Proceeds from related party convertible note payable	25,596	100,000	125,596
Net cash provided by financing activities	162,371	100,100	262,471

Net change in cash	73,623	13,658	87,281
Cash, beginning of period	13,658	-	-
Cash, end of period	$87,281	$13,658	$87,281

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash investing and financing activities:
Contributed capital from related party convertible note payable waived	$125,596	$-	$-
Contributed services	$98,350	$-	$-

See accompanying notes to financial statements

CLOUD SECURITY CORP.
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

Cloud Security Corp. f/k/a Cloud Star Corporation (“Cloud Security” or the “Company”) was incorporated in the State of Nevada on October 17, 2011 (“Inception”) with operations located in California.  The Company’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (or “MyComputerKey”) and additional cloud computing security technology products. The Company’s principal business has been the software development of the MyComputerKey. Cloud Security is currently developing the software infrastructure and interface for MyComputerKey, version No. 2 of MyComputerKey and additional cloud computing security applications.

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

We are changing our corporate name to “Cloud Security Corp.” effective May 28, 2013.

Merger

On May 22, 2012, Accend Media, a Nevada corporation (, Scott Gerardi, the CEO of Accend Media and Cloud Security (then known as Cloud Star Corporation), a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger. The transaction closed on May 22, 2012.

The following unaudited pro forma information was prepared as if the merger had taken place at the beginning of the respective periods presented.  This merger did not involve the issuance of any new shares by Accend Media, as the former control shareholder, Scott Gerardi of Accend Media exchanged the majority of his shares in exchange for an employment agreement.  Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. Following the merger, the Company changed its name from Accend Media to Cloud Star Corporation. Prior to this period, Accend Media generated limited revenues from internet lead generation and marketing landing pages. Subsequent to the merger, Accend Media discontinued its business plan.

	Pro Forma Combined
	For the Year Ended February 28, 2013	From October 17, 2011 ("Inception") to February 29, 2012

Net loss	$(268,330)	$(70,263)
Weighted average shares basic and diluted	97,200,000	97,200,000
Weighted average shares basic and diluted loss per common share	$(0.00)	$(0.00)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. We are a development-stage company under Accounting Standards Codification ("ASC") 915 - Development Stage Entities with no commercial revenues achieved to date.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $333,057 since Inception. The Company currently has limited liquidity, limited access to capital, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

We anticipate the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure.  The Company has received $262,371 in funding from inception to February 28, 2013 from a company controlled by a director.  Under a $500,000 subscription receivable agreement with such director, $237,629 is remaining to be funded. Additional capital is required in order to launch products in the marketplace. In light of our efforts, there are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate is the determination of timing and the amount of costs to be capitalized for software development and any related impairment of such assets.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of February 28, 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

Website and Software Costs

The Company’s accounting for software development costs complies with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, whereby capitalization begins when the Company has a working prototype and has been tested, thereby achieving technological feasibility.  This occurs very late in the development stage of the software product.  The Company has determined the software costs do not fall under ASC 350-40, Internal-Use Software, based on the guidance in ASC 985-605-55-119 through 125 which covers guidance for hosting agreements.   The Company’s product will generally not be hosted and will reside on the technology platform available to the user.

Since Inception to February 29, 2012, we capitalized website and software costs of $31,279 and during the year ended February 29, 2013, we capitalized an additional $30,000 for development all related to Version 2 of our product.  During the year ended February 28, 2013, we abandoned beta testing of Version No. 2 of MyComputerKey due to a dispute with the developer.  As a result, we recorded an impairment of website and software costs of $61,279, which is reflected in the statements of operations. As of February 28, 2013, the Company had no capitalized website or software costs.  The Company is also working on research and development MyMobileKey and MyTabletKey in addition to other cloud computing security products.

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

Note 3 – Related-Party Convertible Notes Payable and Contributed Capital

The Company received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $0.10 per share.  The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above.  After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of the Company’s shares by an existing shareholder at $0.10 per share or 1,255,960 shares, and thus no new shares were issued of the Company.  As a result, $125,596 was recorded as contributed capital in the accompanying financial statements. Also see Note 5 for discussion of additional advances made by this related party as contributed capital.

Note 4 - Commitments and Contingencies

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a relative of a Company Director for its corporate office on a month to month basis for $225 per month.  There is a $300 deposit with the related party recorded on the accompanying balance sheet due to prepayment of rents.

When Accend Media and Cloud Security merged, Scott Gerardi, the then CEO of Accend Media agreed to exchange the majority of his personal shares in exchange for an employment agreement as the Company’s Chief Compliance Officer and is entitled to $4,000 per month. See Note 5 for waiver of all accrued salaries through February 28, 2013.

Since Inception, the Company has processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2.  The Company intends to start processing its payroll under Form W-2 in the first or second fiscal quarter of 2013.  The Company does not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the year ended February 28, 2013 or going forward.

Note 5 - Stockholders’ Equity (Deficit)

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock.  To date, no preferred stock has been issued.

Common Stock

As of May 22, 2012, the existing shareholders of Accend Media retained 37,000,000 shares of its common stock in connection with the merger of Accend Media.  At such date, net liabilities assumed were $6,654, which are reflected as a reduction of paid-in capital and the deficit accumulated during the development stage in the accompanying statement of stockholders’ equity (deficit).

During the year ended February 28, 2013, the Company issued 200,000 shares to a director for services rendered.  The shares were fully vested on the date of issuance and stock compensation expense of $20,000 was recorded during the year.  The compensation expense was determined based on the estimated fair value of the common stock which was deemed to be the subscription price of the paid by another director as discussed below.

Contributed Services

During the period from Inception to February 28, 2013, services were provided by Safa Movassaghi and Scott Gerardi.  From June through November 2012, Safa Movassaghi waived his salary during the commencement of operations, valued at $7,500 per month, plus accrued taxes.  These unpaid services are considered contributed service to the Company.  The fair value of contributed services were based on negotiated monthly salary and has been recognized in the accompanying statement of stockholders’ equity (deficit) as contributed services, and the accompanying statements of operations as general and administrative expenses.  Total salaries and accrued taxes waived during the year ended February 28, 2013 and since Inception were $48,750 and $63,750, respectively.

During the year ended February 28, 2013, accrued salaries of $36,000, plus accrued taxes of $3,600 for Scott Gerardi pursuant to his employment contract were waived by his consent and board resolution in November 2012 and February 2013.  Contributed services totaled $39,600 and have been recognized in the accompanying statements of stockholders’ equity (deficit) as contributed services, and the accompanying statements of operations as general and administrative expense.  Walter Grieves and Leeward Ventures have agreed to privately pay the contributed services discussed above.

During the year ended February 28, 2013, software services of $10,000 were contributed to the Company by a software developer and were recognized in the accompanying statement of stockholders’ equity (deficit) as contributed services, and the accompanying statement of operations as general and administrative expenses.

Contributed Capital

During the year ended February 28, 2013, Leeward Ventures contributed $136,775 to the Company for 1,367,750 shares at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by the Company.  The $125,000 convertible note payable discussed in Note 3 was also recorded towards the share purchase agreement.  Under the agreement, $237,629 is remaining to be funded. If such funds are not provided, 2,376,290 shares will be returned to the Company.

Note 6 – Income Taxes

As of February 28, 2013, the Company had net operating loss carry forwards of approximately $200,000 that may be available to reduce future years' federal taxable income for 20 years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

The following table presents the current income tax provision for federal and state income taxes for the year ended February 28, 2013 and period from October 17, 2011 ("Inception") to February 29, 2012:

		For the Period from
	For the	October 17, 2011
	Year Ended	("Inception")to
	February 28, 2013	February 29, 2012
Current tax provision:
Federal	$-	$-
State	800	-
Total provision for income taxes	$800	$-

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended February 28, 2013 and period from October 17, 2011 ("Inception") to February 29, 2012:

	For the Year Ended February 28, 2013	For the Period from October 17, 2011 ("Inception") to February 29, 2012
US federal statutory income tax rate	-34%	-34%
State tax- net of benefit	-6%	-6%
Total provision for income taxes	-40%	-40%
Permanent items contributed services/stock compensation	18%	8%
Increase in valuation allowance	22%	32%
Other	0%	0%
Total provision for income taxes	0%	0%

The components of the Company's deferred tax assets for federal and state income taxes as of February 28, 2013 and February 29, 2012 consisted of the following:

		For the Period from
	For the	October 17, 2011
	Year Ended	("Inception") to
	February 28, 2013	February 29, 2012
Non-current deferred tax assets -
Net operating loss carry forwards	$80,000	$22,000
Less: valuation allowance	(80,000)	(22,000)
Net deferred tax assets	$-	$-

During the year ended February 28, 2013 and period from October 17, 2011 (“Inception”) to February 29, 2012, the valuation allowance increased approximately $58,000 and $22,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2013. Net operating losses may be limited as a result of the merger with Cloud Security.

Tax returns from Inception have not yet been filed.  Upon filing, the tax returns will be subject to examination by the United States Internal Revenue Service and State taxing authorities for a period of three years.

Note 7 – Subsequent Events

On March 29, 2013, the Company entered into an agreement with Wee Kai for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. The Contract CTA will advise and assist in the development of the Company’s technologies and products. During the period commencing on the Commencement Date, the Company shall pay Contract CTA as compensation for services to the Company $2,500 per month due on the 1st day of each calendar month. In addition, the Company agrees to issue the Contract CTA stock options. The proposed schedule of option shares to be issued will be 50,000 April 1, 2013; 75,000 May 1, 2013; 125,000 July 1, 2013; 125,000 October 1; 2013 and 125,000 January 1, 2014.

On March 1, 2013, the Company entered into an agreement with App Ventures LTD (“App Ventures”), a Hong Kong Private Limited Liability Company, to jointly develop and market a software product for the field of mobile security until the project is completed. Cloud Security is in the business of developing and marketing information technology services and software including solutions for secured remote access to computers and web application security and mobile security solutions. App Ventures is in the business of developing and marketing software solutions for web application security and mobile security.  The agreement provides for sharing revenues generated based on a determination of the value of the combined technology, whereby the Company would derive 25% to 75% of the benefit, by a select committee.  Alternatively, the Company has the option to acquire App Ventures as discussed below.

During the term of this Agreement and for a period of one (1) year hereafter, Cloud Security or its designee shall have the option, in its sole and exclusive discretion, to acquire App Ventures or, at Cloud Security’s election, all of the assets of App Ventures (including any intellectual property assigned to App Ventures hereunder) for aggregate consideration of two million (2,000,000) shares of the common stock, par value $0.10 of Cloud Security, adjusted to reflect any substitution of shares, stock dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, or other similar transactions.  Such acquisition shall take place pursuant to an agreement and plan of merger, asset acquisition agreement, or like agreement, in compliance with applicable law, with customary representations, warranties, and covenants.   Cloud Security may exercise this option by providing thirty (30) days written notice to App Ventures of its intention to acquire App Ventures or the assets of App Ventures, and App Ventures shall take all actions and execute all instruments necessary to effectuate such transaction.

Subsequent to February 28, 2013, Leeward Ventures contributed capital of $77,500 to pay expenses on behalf of the Company.

We filed documents with the Nevada Secretary of State to change our corporate name to “Cloud Security Corp.” effective May 28, 2013.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2012 (the "Dismissal Date"), our Board of Directors voted to dismiss De Joya Griffith & Company, LLC, terminating its relationship as our independent registered public accounting firm.

De Joya Griffith & Company, LLC was the independent registered public accounting firm for the Registrant from December 20, 2010 (inception) until July 9, 2012. None of De Joya Griffith & Company, LLC reports on the our financial statements from December 20, 2010 through July 9, 2012, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of July 9, 2012, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which De Joya Griffith & Company, LLC served as the Registrant’s principal independent accountants.

However, the report of De Joya Griffith & Company, LLC on our financial statements for the years ended February 29, 2012 and February 28, 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports indicated that there was a substantial doubt as to our ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

On July 9, 2012 (the "Engagement Date"), we approved the appointment of and engaged dbbmckennon, Certified Public Accountants, 20321 SW Birch Street, Suite 200, Newport Beach, California 92660, as the Registrant's independent registered public accounting firm. During our two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither us  nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 28, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of February 28, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2013 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended February 28, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position & Offices Held

SafaMovassaghi	51	Chairman/CEO
Ira D. Lebovic	52	Director
Walter Grieves	40	Director
Scott Gerardi	47	Director/Corporate Secretary/Chief Compliance Officer

Biographies of Directors/Officers

Mr. Safa Movassaghi, Chairman/Director/Chief Executive Officer

Safa Movassaghi, President and CEO is the inventor of our proprietary technology, Safa Movassaghi has spent nearly 25 years in information technology and services, as well as data center management and cloud computing, beginning his career as a service engineer with Toshiba in the 1980s. Since 1993, Mr. Movassaghi has provided clients, some Fortune 1000, with comprehensive and sophisticated packages of IT architecture and configuration, thereby reducing clients' costs and increasing their productivity. It was through this work and years of feedback from clients, that MyComputerKey was born.

Prior to founding Cloud Security, Mr. Movassaghi operated Advanced Green Technologies, Inc. ("AGT"), an IT managed services provider, utilizing the latest, cost-effective technological solutions. Previous to AGT, he served as Chief Technology Officer for Capital Pacific Holdings, a $1 Billion+ real estate developer, where, in leading a team of 10 employees, he successfully managed the growth of the company to over 300 employees in 70 locations.

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

Scott Gerardi/Director/Secretary/Chief Compliance Officer

Scott J. Gerardi is an online advertising and lead generation veteran that possesses over 20-years experience in new media.  Mr. Gerardi has been our Chief Compliance Officer, Secretary and director since consummation of the merger in May 2012.   Prior to the merger, Mr. Gerardi’s experience consisted of the following:

2010 – May 2012 - Accend Media, founder/President and Director

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Cloud Security. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Cloud Security shares, unless the transaction is approved by Cloud Security 's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Cloud Security.

Director Independence

Our board of directors has determined that currently Ira Lebovic qualifies as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

 ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended February 28, 2013 and the period from Inception to February 29, 2012  in all capacities for the accounts of our named executive officers:

Summary Compensation Table
					Stock	Option	All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Safa Movassaghi	2013	$14,500	(1)	--	--	$--	--	$14,500
President and Chief Executive Officer (Since May 22,2012)	2012	$15,000		N/A		N/A		$15,000

Scott Gerardi	2013	$--	(2)	--	--	$--	--	$--
Chief Compliance Officer (since February 8, 2012)	2012	$--		--	--	$--	--	$--

(1)  Other than as set forth above, Mr. Movassaghi waived all compensation due him in fiscal 2013.  Mr. Movassaghi’s salary is $7,500 per month until funding of $400,000 is received at which time it will increase to $15,000 per month.
(2)  Mr. Gerardi waived all compensation due him in fiscal 2013.  Per his employment agreement, Mr. Gerardi was to be paid $4,000 per month.  His employment agreement terminated on May 23, 2013.

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended February 28, 2013.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Employment Agreements

We do not have any current employment agreements with our named executive officers.  Previously, we had an agreement with Mr. Gerardi, which agreement expired on May 23, 2013 and has not been renewed.  Mr. Gerardi continue his employment with us on a month-to-month basis

Potential Payments upon Termination

None.

Compensation of Directors

Mr. Lebovic was granted 200,000 shares of our common stock ($20,000 value) for his services as a director in fiscal 2013.  Except as set forth in the preceding sentence, no compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended February 28, 2013.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 16, 2013 by the following persons:

●	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from May 16, 2013, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from May 16 2013.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares of Common Stock (2)

Safa Movassaghi /Chairman/CEO	60,000,000		60.5%
Ira D. Lebovic/Director (3)	200,000		*
Walter Grieves/Director(4)	3,398,710	(4)	3.49 (4)
Scott Gerardi/Director/Secretary/Chief Compliance Officer(5)	1,000,000		1.0%
All Directors and Officers as a Group	64,598,710		66.46%

*Less than 1%

(1)	Unless otherwise stated, the address is 4590 MacArthur Blvd., Suite 500 Newport Beach, CA 92660.
(2)	Percent of Class is based on 97,200,000 shares issued and outstanding.
(3)	The address is, 4100 MacArthur Blvd., Suite 315, Newport Beach, CA 92660
(4)
Walter Grieves, P.O. Box 4906, Mission Viejo, CA, indirectly controls 3,398,710 shares through Leeward Ventures. Mr. Grieves is the control person of Leeward Ventures, a Nevada corporation. Leeward Ventures has invested $339,871 under a subscription receivable agreement to purchase 5,000,000 shares from an exisiting shareholder at a priceof $0.10 per share ,  To date, Leeward has invested a total of $339,871.

(5)	Scott Gerardi, 3008 Manhattan Avenue, Manhattan Beach, CA 90266

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Securities Authorized for Issuance Under Equity Compensation Plans.  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Voting Trust

In May 2012, Safa Movassaghi and Walter Grieves entered into a Voting Trust.  The Voting Trust was designed to safe-guard the continuity and stability of policy and management and for the benefit and protection of the present and future holders of Common Stock, in order to protect the investors’ money and inventor’s intellectual property. The Voting Trust terminates one year from the corporate name change of Accend Media to Cloud Star Corporation. Safa Movassaghi and Walter Grieves are Co-Trustees. The Co-Trustees shall vote to take such part or action in respect to the management of the Company's affairs as the Co-Trustees may deem necessary, including, but not limited to election of directors, appointment of officers, capitalization structure. If for any reason the Co-Trustees cannot agree on the management, board of directors, policy, capitalization structure of the company, business operations, business focus, such disagreement will have no effect on the then existing business operations, current management, current policies in place and capital structure of the Company. If there are any disagreements between the Co-Trustees, everything pre-existing in the Company remains status quo. Corporate changes can only be made on the joint agreement between the Co-Trustees.

The Voting Trust terminated on May 23, 2013.

Related-Party Convertible Notes Payable and Contributed Capital

The Company received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $0.10 per share.  The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above.  After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of Cloud Security’s shares by an existing shareholder at $0.10 per share or 1,255,960 shares, and thus no new shares were issued of the Company.  As a result, $125,596 was recorded as contributed capital in the accompanying financial statements. Also see Note 5 for discussion of additional advances made by this related party as contributed capital.

During the year ended February 28, 2013, Leeward Ventures contributed $136,775 was to the Company for 1,367,750 shares at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by the Company. As a result, the advances have been recorded as contributed capital in the accompanying financial statements.

Subsequent to February 28, 2013, Leeward Ventures contributed capital of $77,500 to pay expenses on behalf of the Company for which they received an additional 775,000 shares.

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a relative of a Company Director for its corporate office on a month to month basis for $225 per month.  There is a $300 deposit with the related party recorded on the accompanying balance sheet due to prepayment of rents.

Other Activities

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Outsource Software Development

During the year ended February 29, 2012, the Company entered into an arrangement with Cloud Security to outsource software development to a third party for $25,000. In connection therewith, the Company received $21,000 from Cloud Security, and it paid a third-party vendor $10,000 in connection with the transaction. In addition, Cloud Security paid an additional $10,000 directly to the vendor. As a result of this arrangement while contemplating a merger transaction, we determined this transaction was not arms length and not in the normal course of the business of the Company and reported the net result as other income in the accompanying statement of operations. The amount remaining under the arrangement is $4,000 to be paid to the third-party vendor when services are completed.

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

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our financial statements for the fiscal years ended February 28, 2013 and for the period since Inception through February 28, 2012.

Audit Fees

dbbmckennon billed us $17,000 in fees for the audit of our financial statements for the year ended February 28, 2013 and the period from Inception to February 29, 2012 and $15,000 for the review of our quarterly financial statements in fiscal 2013.

Audit Related Fees

There were no fees for audit related services for the years ended February 28, 2013 or the period from Inception to February 29, 2012.

Tax Fees

We did not incur for the year ended February 28, 2013 and no tax fees for the period from Inception to February 29, 2012.

All Other Fees

We did not incur any other fees (other than stated above) for the years ended February 28, 2013 or the period from Inception to February 29, 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by dbbmckennon and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by our board of directors, which concluded that the provision of such services dbbmckennon was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our pre-approval policies and procedures provide for the board of directors’ pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved.  The policies and procedures also require specific approval by our board of directors if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year.  The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        We have filed the following documents as part of this Annual Report on Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Balance Sheets
Statements of Operations
Statements of Stockholders’ Deficit
Statements of Cash Flows
Notes to Financial Statements

2.           Financial Statement Schedules:  None

3.           Exhibits:  See the Exhibit index below

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws, ), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	Employment Agreement for Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.2	Share Lock-Up Agreement with Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.3	Share Lock-Up Agreement with Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.4	Share Lock-Up Agreement with Ira Lebovic, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.5	Voting Trust Agreement, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.6	Contract CTA Agreement with Wee Kai Ng. (1)
10.7	Joint Venture Agreement. (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (1)

(1)  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 29, 2013	/s/ Safa Movassaghi
Name: Safa Movassaghi
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Safa Movassaghi	President, Chief Executive Officer, Secretary and director	May 29, 2013
Safa Movassaghi	(Principal Executive and Principal Financial and Accounting Officer)

/s/ Scott Gerardi	Chief Compliance Officer, Secretary and director	May 29, 2013
Scott Gerardi

/s/ Ira Lebovic	Director	May 29, 2013
Ira Lebovic

/s/ Walter Grieves	Director	May 29, 2013
Walter Grieves