Form 10-Q
period 2013-05-31
CLOUD SECURITY CORP.
filed 2013-07-22
CIK 1516079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54440

CLOUD SECURITY CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21 Corporate Plaza Drive, Suite 150 Newport Beach, CA 92660 (Address of principal executive offices)
Issuer’s telephone number:  (866) 250-2999

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of July 18, 2013, 97,450,000 shares of our common stock were outstanding.

CLOUD SECURITY CORP.

FORM 10-Q

May 31, 2013

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	May 31, 2013	February 28, 2013
ASSETS
Current assets:
Cash	$39,598	$87,281
Deposits	300	300
TOTAL ASSETS	$39,898	$87,581

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,817	$26,321
Accrued payroll and related	6,400	5,150
Total liabilities	19,217	31,471

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at May 31, 2013 and February 28, 2013	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 99,200,000 and 99,200,000 issued; 97,325,000 and 97,200,000 shares outstanding at May 31, 2013 and February 28, 2013, respectively	97,325	97,200
Additional paid-in capital	596,171	360,721
Deficit accumulated during the development stage	(672,690)	(401,811)
Total stockholders' equity	20,681	56,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,898	$87,581

See accompanying notes to unaudited financial statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
 (A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31, 2013	For the Three Months Ended May 31, 2012	For the Period from October 17, 2011 ("Inception") to May 31, 2013
Revenue	$-	$-	$-

Research and development	29,104	-	29,104
Impairment of website and software costs	-	51,279	61,279
General and administrative [A]	241,775	49,720	512,135

Loss from operations	(270,879)	(100,999)	(602,518)

Interest expense - related party	-	288	618

Loss before provision for income taxes	(270,879)	(101,287)	(603,136)

Provision for income taxes	-	-	800

Net loss	$(270,879)	$(101,287)	$(603,936)

Weighted average shares basic and diluted	97,258,424	64,043,478
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

[A] Includes stock-based compensation of $154,750, $20,000 and $174,750 for the three months ended May 31, 2013 and 2012, and period from October 17, 2011 ("Inception") to May 31, 2013, respectively.

See accompanying notes to unaudited financial statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
 (A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from October 17, 2011 ("Inception") to
	May 31, 2013	May 31, 2012	May 31, 2013
Cash flows from operating activities:
Net loss	$(270,879)	$(101,287)	$(603,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	13,200	-	126,550
Stock-based compensation	154,750	20,000	174,750
Impairment of website and software costs	-	51,279	61,279
Changes in operating assets and liabilities:
Accounts payable	(13,504)	12,799	6,163
Accrued liabilities	1,250	2,538	6,400
Net cash used in operating activities	(115,183)	(14,671)	(228,794)

Cash flows from investing activities:
Deposits	-	(940)	(300)
Website and software costs	-	(20,000)	(61,279)
Net cash used in investing activities	-	(20,940)	(61,579)

Cash flows from financing activities:
Proceeds from issuance of founders shares	-	-	100
Contributed capital from related party towards subscription agreement	67,500	-	204,275
Proceeds from related party convertible note payable	-	25,000	125,596
Net cash provided by financing activities	67,500	25,000	329,971

Net change in cash	(47,683)	(10,611)	39,598
Cash, beginning of period	87,281	13,658	-
Cash, end of period	$39,598	$3,047	$39,598

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash investing and financing activities:
Contributed capital from related party convertible note payable waived	$-	$-	$125,596
Contributed services	$13,200	$-	$126,550

 See accompanying notes to unaudited financial statements

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 and the Form 8-K filed on May 22, 2013. The results of operations for the three months ended May 31, 2013, are not necessarily indicative of the results that may be expected for the full year. We are a development-stage company under ASC 915 - Development Stage Entities with no commercial revenues achieved to date.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $603,136 since Inception. The Company currently has limited liquidity, limited access to capital, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. The Company has received $329,871 in funding from inception to May 31, 2013 from a company controlled by a director. Additional capital is required in order to launch products in the marketplace. In light of Management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

As of May 31, 2013, the Company had no capitalized website or software costs.  The Company is also working on research and development MyMobileKey and MyTabletKey in addition to other cloud computing security products.

Note 3 - Commitments and Contingencies

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a relative of a Company Director for its corporate office on a month to month basis for $225 per month.  There is a $300 deposit with the related party recorded on the accompanying balance sheet due to prepayment of rents.

When Accend Media and Cloud Security merged, Scott Gerardi, the then CEO of Accend Media agreed to exchange the majority of his personal shares in exchange for an employment agreement as the Company’s Chief Compliance Officer and is entitled to $4,000 per month. See Note 4 for waiver of all accrued salaries through May 31, 2013.

Since Inception, the Company has processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2.  The Company intends to start processing its payroll under Form W-2 in the second quarter of 2013.  The Company does not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the year ended February 28, 2014 or going forward.

On March 29, 2013, the Company entered into an agreement with Wee Kai for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. The Contract CTA will advise and assist in the development of the Company’s technologies and products. During the period commencing on March 29, 2013, the Company shall pay Contract CTA as compensation for services to the Company $2,500 per month due on the 1st day of each calendar month. In addition, the Company agrees to issue the Contract CTA common stock. The proposed schedule of shares to be issued and vested immediately will be 50,000 April 1, 2013; 75,000 May 1, 2013; 125,000 July 1, 2013; 125,000 October 1; 2013 and 125,000 January 1, 2014.  The certificates for these shares have not actually been issued.  However, the financial statements and notes for the period ended May 31, 2013 have been prepared to reflect issuance of the initial 125,000 shares under this Agreement. See Note 4 for additional information.

Design and Engineering Agreement

In May 2013, the Company entered into a design and engineering agreement to develop phase 1 of the VirtualKey Desktop for approximately $75,000. This project will develop version 3 of My ComputerKey, which version updates the software and security of the product and will enable the delivery of a production version of the product.  The project is in the design and analysis phase and its estimated completion is September 2013 at which time the Company will release a demo of this version 3. During three months ended May 31, 2013, the Company paid $23,604 towards the project. As of May 31, 2013, $23,604 was recorded as research and development based on the project being in the development stage.

Note 4 - Stockholders’ Equity

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock.  To date, no preferred stock has been issued.

Common Stock

During the three months ended May 31, 2013, the Company issued 125,000 shares valued at $154,750 to the Contract CTA from the Company’s 2,000,000 shares in treasury stock. Certificates for these shares have not yet been issued.  However, these shares are reflected as outstanding in the financial statements and accompanying note. The shares were fully vested on the date of issuance and stock compensation expense of $154,750 was recorded during the period.  The compensation expense was determined based on the estimated fair value of the common stock which was deemed to be on the date of the issuances. On July 1, 2013, the value of the 125,000 shares issued to the Contract CTA was valued at $35,000.

Contributed Services

During the period from Inception to May 31, 2013, services were provided by Safa Movassaghi, Scott Gerardi.  From June through November 2012, Safa Movassaghi waived his salary during the commencement of operations, valued at $7,500 per month, plus accrued taxes.  These unpaid services are considered contributed service to the Company.  The fair value of contributed services were based on negotiated monthly salary and has been recognized in the accompanying statement of stockholders’ equity as contributed services, and the accompanying statements of operations as general and administrative expenses.  Total salaries and accrued taxes waived during the three months ended May 31, 2013 and since Inception to May 31, 2013 were $0 and $73,750, respectively.

During the three months ended May 31, 2013, accrued salaries of $12,000, plus accrued taxes of $1,200 for Scott Gerardi pursuant to his employment contract were waived by his consent and board resolution in May 2013.  Contributed services totaled $13,200 and $52,800 for the three months ended May 31, 2013 and since Inception to May 31, 2013 have been recognized in the accompanying statements of stockholders’ equity as contributed services, and the accompanying statements of operations as general and administrative expense, respectively.  Walter Grieves and Leeward Ventures have agreed to privately pay the contributed services discussed above.

Walter Grieves has agreed to privately pay the contributed services discussed above.

Contributed Capital

During the three months ended May 31, 2013, Leeward Ventures contributed $67,500 to the Company for 675,000 shares at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by the Company.  Under the agreement, $170,746 is remaining to be funded. If such funds are not provided, 1,707,465 shares will be returned to the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2013.

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

In May 2013, we started development of version 3 of our MyComputerKey product under a design and engineering agreement, which version updates the software and security of the product and will enable the delivery of a production version of the product.  The project is in the design and analysis phase and its estimated completion is September 2013 at which time the Company will release a demo of this version 3.

RESULTS OF OPERATIONS

We had no revenues in the three months ended May 31, 2013 or the period from October 17, 2011 (“Inception”) though May 31, 2013.  Our general and administrative expenses for the period ended May 31, 2013 increased to $241,775 from $49,720 from three months ended May 31, 2012.  The primary reason attributable for the increase is due to $154,750 in stock-based compensation in the three months ended May 31, 2013 as compared to $20,000 in stock-based compensation in the three months ended May 31, 2012.  The stock-based compensation costs in the three months ended May 31, 2013 resulted from the transfer of 125,000 shares to the Contract CTA from an existing officer for services rendered.  No new shares were actually issued by us.  We incurred no impairment of website and software costs in the three months ended May 31, 2013 as compared to $51,279 in the comparable period in 2012.  We abandoned beta testing of Version 2 of our MyComputerKeyTM due to a dispute with a developer which resulted in these impairment costs in the three months ended May 31, 2012.  We did not have any such charges or impairments in the three months ended May 31, 2013.

We had a net loss of $270,879 in the three months ended May 31, 2013 as compared to $101,287 in the three months ended May 31, 2012.  The increase is attributable to increased stock-based compensation costs in the three months ended May 31, 2013.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of May 31, 2013, we had two employees who also serve as officers/directors. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2013, we had cash and cash equivalents of $39,598 and working capital of $20,681 as compared to cash of $87,281 and working capital of $56,110 as of February 28, 2013.

We have total liabilities of $19,217 as of May 31, 2013, consisting of current liabilities which consisted of $12,817 of accounts payable and $6,400 of accrued payroll.  We had total liabilities of $31,471 as of February 28, 2013, consisting of current liabilities, which included $26,321 of accounts payable and $5,150 of accrued payroll.

We had a total stockholders’ equity of $20,681 as of May 31, 2013, and an accumulated deficit as of May 31, 2013 of $672,690.
.
We had a total stockholders’ equity of $56,110 as of February 28, 2013, and an accumulated deficit as of February 28, 2013 of $401,811.

We used $115,183 of cash in operating activities for the three months ended May 31, 2013, which was attributable primarily to our net loss of $270,879 and an increase in accounts payable of $13,504, which was offset by $13,200 in contributed services, $154,750 in share-based compensation, and increases of $1,250 in accrued liabilities.

We used no cash in investing activities for the three months ended May 31, 2013 as compared to net cash used of $20,940 in investing activities in the three months ended May 31, 2012, which consisted of $20,000 in website and software costs and $940 in deposits.

We had $67,500 of cash provided by financing activities in the three months ended May 31, 2013 consisting of $67,500 of contributed capital from a related party towards a subscription agreement.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2013, the Company entered into an agreement with Wee Kai for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. The Contract CTA will advise and assist in the development of the Company’s technologies and products. Pursuant to the terms of the Agreement, we agreed to issued the Contract CTA 450,000 shares of our common stock from treasure as follows: 50,000 shares on April 1, 2013; 75,000 shares on May 1, 2013; 125,000 shares on July 1, 2013; 125,000 shares on October 1; 2013 and 125,000 shares on January 1, 2014.  No proceeds are to be received by us for issuance of these shares.  The issuances are exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Safa Movassaghi pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUD SECURITY CORP.

July 22, 2013	/s/ Safa Movassaghi
Safa Movassaghi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)