Form 10-Q
period 2013-08-31
CLOUD SECURITY CORP.
filed 2013-10-15
CIK 1516079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 15,  2013, 97,733,086 shares of our common stock were outstanding.

CLOUD SECURITY CORP.

FORM 10-Q

August 31, 2013

PART I –FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	August 31, 2013	February 28, 2013
ASSETS
Current assets:
Cash	$18,689	$87,281
Deposits	300	300
TOTAL ASSETS	$18,989	$87,581

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$48,759	$26,321
Accrued payroll and related	2,150	5,150
Total liabilities	50,909	31,471

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued
and outstanding at August 31, 2013 and February 28, 2013	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 99,200,000 and 99,200,000 issued; 97,450,000 and 97,200,000 shares outstanding at August 31, 2013 and
February 28, 2013, respectively	97,450	97,200
Additional paid-in capital	692,921	360,721
Deficit accumulated during the development stage	(822,291)	(401,811)
Total stockholders' equity (deficit)	(31,920)	56,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,989	$87,581

See accompanying notes to unaudited financial statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
 (A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31, 2013	For the Three Months Ended August 31, 2012	For the Six Months Ended August 31, 2013	For the Six Months Ended August 31, 2012	For the Period from October 17, 2011 ("Inception") to August 31, 2013
Revenue	$-	$-	$-	$-	$-

Research and development [A]	53,750	-	237,604	-	237,604
Impairment of website and software costs	-	-	-	-	61,279
General and administrative [B]	95,033	52,491	182,058	102,211	452,418

Loss from operations	(148,783)	(52,491)	(419,662)	(102,211)	(751,301)

Interest expense - related party	-	230	-	518	618

Loss before provision for income taxes	(148,783)	(52,721)	(419,662)	(102,729)	(751,919)

Provision for income taxes	818	-	818	-	1,618

Net loss	$(149,601)	$(52,721)	$(420,480)	$(102,729)	$(753,537)

Weighted average shares basic and diluted	97,342,663	97,200,000	97,333,832	80,621,739
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

[A] Includes stock-based compensation of $35,000, $0, $189,750, $0, and $209,750 for the three months ended August 31, 2013, August 31, 2012, six months ended August 31, 2013,  six months ended August 31, 2012, and the period from October 17, 2011 ("Inception") to August 31, 2013, respectively.

[B] Includes stock-based compensation of $0, $20,000, $0, $20,000 and $20,000 for the three months ended August 31, 2013, August 31, 2012, six months ended August 31, 2013, six months ended August 31, 2012, and the period from October 17, 2011 ("Inception") to August 31, 2013, respectively.

See accompanying notes to unaudited financial statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
 (A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Period from October 17, 2011 ("Inception") to
	August 31, 2013	August 31, 2012	August 31, 2013
Cash flows from operating activities:
Net loss	$(420,480)	$(102,729)	$(753,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	13,200	-	126,550
Stock compensation	189,750	20,000	209,750
Impairment of website and software costs	-	-	61,279
Changes in operating assets and liabilities:
Accounts payable	22,438	20,690	42,105
Accrued liabilities	(3,000)	38,696	2,150
Net cash used in operating activities	(198,092)	(23,343)	(311,703)

Cash flows from investing activities:
Deposits	-	-	(300)
Website and software costs	-	(30,000)	(61,279)
Net cash used in investing activities	-	(30,000)	(61,579)

Cash flows from financing activities:
Proceeds from issuance of founders shares	-	-	100
Contributed capital from related party towards subscription agreement	129,500	-	266,275
Proceeds from related party convertible note payable	-	39,854	125,596
Net cash provided by financing activities	129,500	39,854	391,971

Net change in cash	(68,592)	(13,489)	18,689
Cash, beginning of period	87,281	13,658	-
Cash, end of period	$18,689	$169	$18,689

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash investing and financing activities:
Contributed capital from related party convertible note payable waived	$-	$125,596	$125,596
Contributed services	$13,200	$-	$126,550

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

During the term of this Agreement and for a period of one (1) year hereafter, Cloud Security or its designee shall have the option, in its sole and exclusive discretion, to acquire App Ventures or, at Cloud Security’s election, all of the assets of App Ventures (including any intellectual property assigned to App Ventures hereunder) for aggregate consideration of two million (2,000,000) shares of the common stock, par value $0.001 of Cloud Security, adjusted to reflect any substitution of shares, stock dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, or other similar transactions.  Such acquisition shall take place pursuant to an agreement and plan of merger, asset acquisition agreement, or like agreement, in compliance with applicable law, with customary representations, warranties, and covenants.   Cloud Security may exercise this option by providing thirty (30) days written notice to App Ventures of its intention to acquire App Ventures or the assets of App Ventures, and App Ventures shall take all actions and execute all instruments necessary to effectuate such transaction.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 and the Form 8-K filed on May 22, 2013. The results of operations for the six months ended August 31, 2013, are not necessarily indicative of the results that may be expected for the full year. We are a development-stage company under ASC 915 - Development Stage Entities with no commercial revenues achieved to date.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $753,537 since Inception. The Company currently has limited liquidity, limited access to capital, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. The Company has received $391,871 in funding from inception to August 31, 2013 from a company controlled by a director. Additional capital is required in order to launch products in the marketplace. In light of Management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

As of August 31, 2013, the Company had no capitalized website or software costs.  The Company is also working on research and development MyMobileKey and MyTabletKey in addition to other cloud computing security products.

Note 3 - Commitments and Contingencies

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a company related to a Director of Cloud Security for its corporate office on a month to month basis for $650 per month.  There is a $300 deposit with the related entity recorded on the accompanying balance sheet due to prepayment of rents.

On March 29, 2013, the Company entered into an agreement with Wee Kai for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. The Contract CTA will advise and assist in the development of the Company’s technologies and products. During the period commencing on March 29, 2013, the Company shall pay Contract CTA as compensation for services to the Company $2,500 per month due on the 1st day of each calendar month. In addition, the Company agrees to issue the Contract CTA common stock. The proposed schedule of shares to be issued and vested immediately will be 50,000 April 1, 2013; 75,000 May 1, 2013; 125,000 July 1, 2013; 125,000 October 1; 2013 and 125,000 January 1, 2014.  The certificates for these shares have not actually been issued.  However, the financial statements and notes for the period ended August 31, 2013 have been prepared to reflect issuance of the 250,000 shares under this Agreement. See Note 4 for additional information.

Design and Engineering Agreement

In May 2013, the Company entered into a design and engineering agreement to develop phase 1 of the VirtualKey Desktop for approximately $75,000. This project will develop version 3 of My ComputerKey, which version updates the software and security of the product and will enable the delivery of a production version of the product.  Phase 1 was completed in September 2013 at which time the Company released a beta demo of this version 3. During six months ended August 31, 2013, the Company paid $33,104 towards the project. As of August 31, 2013, research and development costs of $237,604 was based on the project being in the development stage, which included $189,750 of stock based compensation.

Note 4 - Stockholders’ Equity

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock.  To date, no preferred stock has been issued.

Common Stock

During the three months ended May 31, 2013, 125,000 shares valued at $154,750 and during the three months ended August 31, 2013, 125,000 shares valued at $35,000 were earned by the Contract CTA are due to be transferred to the Contract CTA from the Company’s 2,000,000 shares held in treasury. Certificates for these shares have not yet been delivered. However, these shares are reflected as outstanding in the accompanying financial statements and notes herein. The shares were fully vested on the dates of transfer and stock compensation expense of $189,750 was recorded during the six months ended August 31, 2013. The compensation expense was determined based on the estimated fair value of the common stock which was deemed to be on the date of such transfers were earned and due. On October 1, 2013, the value of the 125,000 shares earned by the Contract CTA and due to be transferred to the Contract CTA was valued at $88,750.

Contributed Services

During the period from Inception to August 31, 2013, services were provided by Safa Movassaghi and Scott Gerardi.  From June through November 2012, Safa Movassaghi waived his salary during the commencement of operations, valued at $7,500 per month, plus accrued taxes.  These unpaid services are considered contributed service to the Company.  The fair value of contributed services were based on negotiated monthly salary and has been recognized in the statement of stockholders’ equity as contributed services, and the accompanying statements of operations as general and administrative expenses.  Total salaries and accrued taxes waived during the three and six months ended August 31, 2013, and since Inception to August 31, 2013 were $0, $0 and $73,750, respectively.

During the three months ended May 31, 2013, accrued salaries of $12,000, plus accrued taxes of $1,200 for Scott Gerardi pursuant to his employment contract were waived by his consent and board resolution in May 2013.  Scott Gerardi’s employment agreement ended May 31, 2013 and was not renewed. Contributed services totaling $0, $13,200, and $52,800 for the three and six months ended August 31, 2013, and since Inception to August 31, 2013, respectively, have been recognized in the statements of stockholders’ equity as contributed services, and the accompanying statements of operations as general and administrative expense.

Walter Grieves and Leeward Ventures have agreed to privately pay the contributed services discussed above.

Contributed Capital

During the three months ended August 31, 2013, Leeward Ventures contributed $62,000 to the Company for 620,000 shares at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by the Company.  Under the agreement, $108,746 is remaining to be funded. If there is an unfunded amount under the agreement, any shares held related to such will be returned to the Company.

Note 5 – Subsequent Events

Subsequent to August 31, 2013, Leeward Ventures made additional advances of $30,000 under the subscription agreement.

On September 17, 2013, the Company issued 283,086 shares of common stock to Kodiak Capital Group LLC and its designee as a commitment fee under an equity line of credit financing agreement.

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

Our flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. We have completed a working prototype of the software in September 2013, which prototype is now in Beta testing. Upon completion of Beta testing, we will commercially launch this product.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2013 compared to Three Months Ended August 31, 2012

We had no revenues in the three months ended August 31, 2013 and 2012 or the period from October 17, 2011 (“Inception”) though August 31, 2013.  We incurred research and development expenses of $53,750 in the three months ended August 31, 2013 as compared to no such expenses in the comparable period in 2012.  Of these costs, $35,000 is attributable to stock based compensation costs for our transfer of 125,000 shares to our Contract CTA from an existing officer for services rendered.  No new shares were issued by us.  Our general and administrative expenses for the three months ended August 31, 2013 increased to $95,033 from $52,491 for three months ended August 31, 2012.  The primary reason attributable for the increase is due to increased legal and accounting expenses in the period.

We had a net loss of $149,601 in the three months ended August 31, 2013 as compared to $52,721 in the three months ended August 31, 2012.  The increase is attributable to increased research and development expenses and increased legal and accounting fees in the three months ended May 31, 2013.

Six Months Ended August 31, 2013 compared to the Six Months Ended August 31, 2012

We had no revenues in the six months ended August 31, 2013 and 2012 or the period from October 17, 2011 (“Inception”) though August 31, 2013.  We incurred research and development expenses of $237,604 in the six months ended August 31, 2013 as compared to no such expenses in the comparable period in 2012.  Of these costs, $189,750 is attributable to stock based compensation costs for our transfer of 250,000 shares to our Contract CTA from an existing officer for services rendered.  No new shares were issued by us.  Our general and administrative expenses for the six months ended August 31, 2013 increased to $182,058 from $102,211 for six months ended August 31, 2012.  The primary reason attributable for the increase is due to increased legal and accounting expenses in the period.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of August 31, 2013, we had two employees who also serve as officers/directors. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013, we had cash of $18,689 and a working capital deficit of $31,920 as compared to cash of $87,281 and working capital of $56,110 as of February 28, 2013.

We have total liabilities of $50,909 as of August 31, 2013, consisting of current liabilities which consisted of $48,759 of accounts payable and $2,150 of accrued payroll.  We had total liabilities of $31,471 as of February 28, 2013, consisting of current liabilities, which included $26,321 of accounts payable and $5,150 of accrued payroll.

We had a total stockholders’ deficit of $31,920 as of August 31, 2013, and an accumulated deficit as of August 31, 2013 of $822,291.

We had a total stockholders’ equity of $56,110 as of February 28, 2013, and an accumulated deficit as of February 28, 2013 of $401,811.

We used $198,092 of cash in operating activities for the six months ended August 31, 2013, which was attributable primarily to our net loss of $420,480 and an increase in accrued liabilities of $3,000, which was offset by $13,200 in contributed services, $189,750 in share-based compensation, and an increase of $22,438 in accounts payable.

We used no cash in investing activities for the six months ended August 31, 2013.

We had $129,500 of cash provided by financing activities in the six months ended August 31, 2013 consisting of $129,500 of contributed capital from a related party towards a subscription agreement.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 2 of the Company’s Quarterly Report on Form 10Q for the period ended May 31, 2013.
2.
On September 17, 2013, we issued 283,086 shares of common stock to Kodiak Capital Group LLC and its designee as a commitment fee under an equity line of credit financing agreement.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the three months ended August 31, 2013, Leeward Ventures contributed $62,000 to the Company for 620,000 shares under a $500,000 subscription agreement to purchase 5 million shares from an existing shareholder.  No new shares were or will be issued by the Company.  Under the agreement, there is $108,746 remaining to be funded.

ITEM 6 - EXHIBITS

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

CLOUD SECURITY CORP.

October 15, 2013	/s/ Safa Movassaghi
Safa Movassaghi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)