Form 10-Q
period 2013-11-30
CLOUD SECURITY CORP.
filed 2014-01-14
CIK 1516079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2013

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

As of January 8, 2014, 97,985,086 shares of our common stock were outstanding.

CLOUD SECURITY CORP.

FORM 10-Q

November 30, 2013

PART I –FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	November 30, 2013	February 28, 2013
ASSETS
Current assets:
Cash	$20,733	$87,281
Deposits	300	300
Deferred Financing Costs	174,190	-
TOTAL ASSETS	$195,223	$87,581

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$79,555	$26,321
Accrued payroll and related	9,650	5,150
Related party advances	50,000	-
Total liabilities	139,205	31,471

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at November 30, 2013 and February 28, 2013	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 99,766,172 and 99,200,000 issued; 97,985,086 and 97,200,000 shares outstanding at November 30, 2013 and February 28, 2013, respectively	97,858	97,200
Additional paid-in capital	963,453	360,721
Deficit accumulated during the development stage	(1,005,293)	(401,811)
Total stockholders' equity	56,018	56,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,223	$87,581

See accompanying notes to unaudited financial statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
 (A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the Nine Months Ended November 30, 2013	For the Nine Months Ended November 30, 2012	For the Period from October 17, 2011 ("Inception") to November 30, 2013
Revenue	$-	$-	$-	$-	$-

Research and development [A]	144,500	-	382,104	-	382,104
Impairment of website and software costs	-	-	-	-	61,279
General and administrative [B]	38,502	43,059	220,560	145,270	490,920

Loss from operations	(183,002)	(43,059)	(602,664)	(145,270)	(934,303)

Interest expense - related party	-	-	-	518	618

Loss before provision for income taxes	(183,002)	(43,059)	(602,664)	(145,788)	(934,921)

Provision for income taxes	-	-	818	-	1,618

Net loss	$(183,002)	$(43,059)	$(603,482)	$(145,788)	$(936,539)

Weighted average shares basic and diluted	97,767,104	97,200,000	97,477,205	86,107,636
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

[A] Includes stock-based compensation of $88,750, $0, $278,500, $0, and $278,500 for the three months ended November 30, 2013, three months ended November 30, 2012, nine months ended November 30, 2013, nine months ended November 30, 2012, and the period from October 17, 2011("Inception") to November 30, 2013, respectively.

[B] Includes stock-based compensation of $0, $0, $0, $20,000 and $20,000 for the three months ended November 30, 2013, three months ended November 30, 2012, nine months ended November 30, 2013, nine months ended November 30, 2012, and the period from October 17, 2011 ("Inception") to November 30, 2013, respectively.

See accompanying notes to unaudited financial statements.

CLOUD SECURITY CORP
(FORMERLY CLOUD STAR CORPORATION)
 (A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Period from October 17, 2011 ("Inception") to
	November 30, 2013	November 30, 2012	November 30, 2013
Cash flows from operating activities:
Net loss	$(603,482)	$(145,788)	$(936,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	13,200	75,150	126,550
Stock compensation	278,500	20,000	298,500
Impairment of website and software costs	-	-	61,279
Changes in operating assets and liabilities:
Accounts payable	53,234	19,958	72,901
Accrued liabilities	4,500	(100)	9,650
Net cash used in operating activities	(254,048)	(30,780)	(367,659)

Cash flows from investing activities:
Deposits	-	(300)	(300)
Website and software costs	-	(30,000)	(61,279)
Net cash used in investing activities	-	(30,300)	(61,579)

Cash flows from financing activities:
Cash paid for deferred financing costs	(10,000)	-	(10,000)
Proceeds from issuance of founders shares	-	-	100
Proceeds from contribution agreement	147,500	25,975	284,275
Proceeds from related party advances	50,000	25,596	175,596
Net cash provided by financing activities	187,500	51,571	449,971

Net change in cash	(66,548)	(9,509)	20,733
Cash, beginning of period	87,281	13,658	-
Cash, end of period	$20,733	$4,149	$20,733

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$800	$-	$1,600

Non-cash investing and financing activities:
Contributed capital from related party convertible note payable waived	$-	$125,596	$125,596
Contributed services	$13,200	$-	$126,550
Shares issued for deferred financing costs	$164,190	-	-

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

On March 1, 2013, the Company entered into a joint venture agreement/development and collaboration agreement (“JV Agreement”) with App Ventures LTD (“App Ventures”), a Hong Kong Private Limited Liability Company, to jointly develop and market a software product for the field of mobile security until the project is completed. Cloud Security is in the business of developing and marketing information technology services and software including solutions for secured remote access to computers and web application security and mobile security solutions. App Ventures is in the business of developing and marketing software solutions for web application security and mobile security.  The JV Agreement provides for sharing revenues generated based on a determination of the value of the combined technology, whereby the Company would derive 25% to 75% of the benefit, by a select committee.  Alternatively, the Company has the option to acquire App Ventures as discussed below.

During the term of this JV Agreement and for a period of one (1) year hereafter, Cloud Security or its designee shall have the option, in its sole and exclusive discretion, to acquire App Ventures or, at Cloud Security’s election, all of the assets of App Ventures (including any intellectual property assigned to App Ventures hereunder) for aggregate consideration of two million (2,000,000) shares of the common stock, par value $0.001 of Cloud Security, adjusted to reflect any substitution of shares, stock dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, or other similar transactions.  Such acquisition shall take place pursuant to an agreement and plan of merger, asset acquisition agreement, or like agreement, in compliance with applicable law, with customary representations, warranties, and covenants.   Cloud Security may exercise this option by providing thirty (30) days written notice to App Ventures of its intention to acquire App Ventures or the assets of App Ventures, and App Ventures shall take all actions and execute all instruments necessary to effectuate such transaction.  The parties have agreed that this JV Agreement will terminate upon the closing of that certain Transfer Agreement dated December 3, 2013.  See “Note 6—Subsequent Events” for additional information.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 28, 2013. The results of operations for the nine months ended November 30, 2013, are not necessarily indicative of the results that may be expected for the full year. We are a development-stage company under ASC 915 - Development Stage Entities with no commercial revenues achieved to date.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $936,539 since Inception. The Company currently has limited liquidity, limited access to capital, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. The Company has received $459,871 in funding from inception to November 30, 2013 from a company controlled by a director. Additional capital is required in order to launch products in the marketplace. In light of Management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

Deferred Financing Costs

The Company capitalized the costs associated with its expected financing.  In the event the offering is unsuccessful, such costs will be charged to operations.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

As of November 30, 2013, the Company had no capitalized website or software costs.  The Company is also working on research and development MyMobileKey and MyTabletKey in addition to other cloud computing security products.

Note 3 - Commitments and Contingencies

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a company related to a Director of Cloud Security for its corporate office on a month to month basis for $650 per month.  There is a $300 deposit with the related entity recorded on the accompanying balance sheet due to prepayment of rents.

Design and Engineering Agreement

In May 2013, the Company entered into a design and engineering agreement to develop phase 1 of the VirtualKey Desktop for approximately $75,000. This project will develop version 3 of My ComputerKey, which version updates the software and security of the product and will enable the delivery of a production version of the product.  Phase 1 was completed in September 2013 at which time the Company released a beta demo of this version 3. As of November 30, 2013, research and development costs of $382,104 were incurred towards the project, which included $278,500 of stock based compensation.

Note 4 – Related Party Advances

During the three months ended November 30, 2013, Leeward Ventures, a company controlled by a director advanced $50,000 to the Company to fund operations. As of November 30, 2013, $50,000 has been recorded as a related party advances due on demand. The advances do not incur interest.

Note 5 - Stockholders’ Equity

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock.  To date, no preferred stock has been issued.

Common Stock for Services

On March 29, 2013, the Company entered into an agreement with Wee Kai for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. The Contract CTA will advise and assist in the development of the Company’s technologies and products. During the period commencing on March 29, 2013, the Company shall pay Contract CTA as compensation for services to the Company $2,500 per month due on the 1st day of each calendar month. In addition, the Company agrees to issue the Contract CTA common stock. The proposed schedule of shares to be issued and vested immediately will be 50,000 April 1, 2013; 75,000 May 1, 2013; 125,000 July 1, 2013; 125,000 October 1; 2013 and 125,000 January 1, 2014.  The certificates for these shares have not actually been issued.  However, the financial statements and notes for the period ended November 30, 2013 have been prepared to reflect issuance of the 375,000 shares under this Agreement.

During the nine months ended November 30, 2013, the Company recorded $278,500 for services rendered by the Contract CTA for 375,000 shares from the Company’s 2,000,000 shares held in treasury. Certificates for these shares have not yet been delivered.  However, these shares are reflected as outstanding in the accompanying financial statements and notes herein. The shares were fully vested on the dates of issuance and stock compensation expense of $278,500 was recorded during the nine months ended November 30, 2013.  The compensation expense was determined based on the estimated fair value of the common stock at the end of the reporting period.

Contributed Services

During the period from Inception to November 30, 2013, services were provided by Safa Movassaghi and Scott Gerardi.  From June through November 2012, Safa Movassaghi waived his salary during the commencement of operations, valued at $7,500 per month, plus accrued taxes.  These unpaid services are considered contributed service to the Company.  The fair value of contributed services were based on negotiated monthly salary and has been recognized in the statement of stockholders’ equity as contributed services, and the accompanying statements of operations as general and administrative expenses.  Total salaries and accrued taxes waived during the three and nine months ended November 30, 2013, and since Inception to November 30, 2013 were $0, $0 and $73,750, respectively.

During the three months ended May 31, 2013, accrued salaries of $12,000, plus accrued taxes of $1,200 for Scott Gerardi pursuant to his employment contract were waived by his consent and board resolution in May 2013.  Scott Gerardi’s employment agreement ended May 31, 2013 and was not renewed. Contributed services totaling $0, $13,200, and $52,800 for the three and nine months ended November 30, 2013, and since Inception to November 30, 2013, respectively, have been recognized in the statements of stockholders’ equity as contributed services, and the accompanying statements of operations as general and administrative expense.

Walter Grieves and Leeward Ventures have agreed to settle the contributed services discussed above outside of the Company.

On September 12, 2013, management entered into a term sheet to provide $2 million in equity financing. The agreement called for a payment of $15,000 toward expenses of the offering. On September 17, 2013, the Company issued 283,086 shares as commitment shares under the term sheet and paid $10,000 towards expenses of the financing. The shares were valued at $0.58 per share or $164,190 and have been recorded as deferred financing costs on the balance sheet as of November 30, 2013.

Contributed Capital

During the three months ended November 30, 2013, Leeward Ventures contributed $18,000 to the Company for 180,000 shares at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by the Company.  Under the agreement, $90,150 is remaining to be funded. If there is an unfunded amount under the agreement, any shares held related to such will be returned to the Company.

Note 6 – Subsequent Events

On December 3, 2013,  Scott Gerardi resigned from all his positions as an officer and director.  Mr. Gerardi’s resignation as a director was not because of any disagreements with Cloud Security Corp. on matters relating to its operations, policies, and practices.

On December 3, 2013, the Company entered into a Transfer Agreement with App Ventures Ltd. under which App Ventures agreed to transfer all of its right, title and interest in and to that certain patent application (U.S. Serial Number 61/832.534) titled “Apparatus, Systems and Method for Virtual Desktop Access and Management” for process and methods for one-time password generation on mobile computing devices (the “Patent’).   Upon closing of this agreement, the parties agreed that the Joint Venture Agreement/Development and Collaboration Agreement dated March 1, 2013 will be terminated and of no further force and effect.  In consideration of this transfer, we agreed to issue App Ventures one million shares of the Company’s common stock.  The closing of this agreement is subject to certain closing conditions, including without limitation issuance of the one million shares.  We expect this transaction to close before February 2014.

On December 3, 2013, the Company entered into a Distribution Agreement with App Ventures, Ltd. pursuant to which App Ventures granted us the exclusive right to distribute, market, sell and promote all AppVentures sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the “App Fence” and AppSecure” brand name.  In consideration of the exclusive distribution right for the Product, the Company agreed to pay App Ventures an up-front distribution fee of 500,000 shares of our common stock.  The agreement becomes effective when the Transfer Agreement discussed in the preceding paragraph is consummated.

On December 3, 2013, the Company entered into a consulting agreement with Kerry Singh under which we retained Mr. Singh to provide business development services in the area of marketing software solutions for web application security and mobile security.  The agreement is for a term of one-year and contains a 2-year non-compete and non-solicitation provisions.  In consideration of Mr. Singh’s services, the Company agreed to issue him 500,000 shares of its common stock.  The agreement becomes effective when the Transfer Agreement discussed in the preceding paragraph is consummated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2013.

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

Our flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. The Company is currently continuing a Beta test of its product and plans on releasing a "light" version of the product in the first half of 2014 before releasing the full retail version.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2013 compared to Three Months Ended November 30, 2012.

We had no revenues in the three months ended November 30, 2013 and 2012 or the period from October 17, 2011 (“Inception”) though November 30, 2013. We incurred research and development expenses of $144,500 in the three months ended November 30, 2013 as compared to no such expenses in the comparable period in 2012. Our general and administrative expenses for the three months ended November 30, 2013 decreased to $38,502 from $43,059 for three months ended November 30, 2012. The primary reason attributable for the decrease is due to increased legal and accounting expenses in the period.

We had a net loss of $183,002 in the three months ended November 30, 2013 as compared to $43,059 in the three months ended November 30, 2012. The increase is primarily attributable to increased research and development expenses in the three months ended November 30, 2013.

Nine Months Ended November 30, 2013 compared to the Nine Months Ended November 30, 2012

We had no revenues in the nine months ended November 30, 2013 and 2012 or the period from October 17, 2011 (“Inception”) though November 30, 2013. We incurred research and development expenses of $382,104 in the nine months ended November 30, 2013 as compared to no such expenses in the comparable period in 2012. Of these costs, $278,500 is attributable to stock based compensation costs for our transfer of 375,000 shares to our Contract CTA from an existing officer for services rendered. No new shares were issued by us. Our general and administrative expenses for the nine months ended November 30, 2013 increased to $220,560 from $145,270 for nine months ended November 30, 2012. These expenses included $20,000 of stock based compensation expense in the nine months ended November 30, 2012. The primary reason attributable for the increase is due to increased legal and accounting expenses in the period.

We had a net loss of $603,482 in the nine months ended November 30, 2013 as compared to $145,788 in the nine months ended November 30, 2012. The increase is attributable to increased research and development expenses and increased legal and accounting fees in the nine months ended November 30, 2013.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of November 30, 2013, we had one employee who also serves as our sole officers and as a director. We are dependent upon our officer and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2013, we had cash of $20,733 and working capital of $56,018 as compared to cash of $87,281 and working capital of $56,110 as of February 28, 2013.

We have total liabilities of $139,205 as of November 30, 2013, consisting of current liabilities which consisted of $79,555 of accounts payable and $9,650 of accrued payroll and $50,000 in related party advances.  We had total liabilities of $31,471 as of February 28, 2013, consisting of current liabilities, which included $26,321 of accounts payable and $5,150 of accrued payroll.

We had a total stockholders’ equity of $56,018 as of November 30, 2013, and an accumulated deficit as of November 30, 2013 of $1,005,293.

We used $254,048 of cash in operating activities for the nine months ended November 30, 2013, which was attributable primarily to our net loss of $603,482, which was offset by $13,200 in contributed services, $278,500 in share-based compensation, and increases of $53,234 and $4,500 in accounts payable and accrued liabilities, respectively.

We used no cash in investing activities for the nine months ended November 30, 2013.

We had $187,500 of cash provided by financing activities in the nine months ended November 30, 2013 consisting of $147,500 of contributed capital from a related party towards a subscription agreement and $50,000 in proceeds from a related party advances, which was offset by cash paid for deferred financing costs of $10,000.

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

See our Annual Report on Form 10-K for the year ended February 28, 2013

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 below with respect to shares of common stock to be issued under the Transfer Agreement, Distribution Agreement and the Consulting Agreement.
2.	See Item 2 of our Quarterly Report for the period ended May 31, 2013.
3.
On September 17, 2013, we issued 283,086 shares as commitment shares under a term sheet with a financial institution to provide up to $2 million in equity financing. We did not receive any proceeds from the issuance of these shares.   The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.
During the three months ended November 30, 2013, Leeward Ventures contributed $18,000 to the Company for 180,000 shares under a $500,000 subscription agreement to purchase 5 million shares from an existing shareholder.  No new shares were or will be issued by the Company.  Under the agreement, there is $90,150 remaining to be funded.

2.
On December 3, 2013, Scott Gerardi resigned from all his positions as an officer and director.  Mr. Gerardi’s resignation as a director was not because of any disagreements with Cloud Security Corp. on matters relating to its operations, policies, and practices.

3.
Transfer Agreement.  On December 3, 2013, we entered into a Transfer Agreement with App Ventures Ltd. under which App Ventures agreed to transfer all of its right, title and interest in and to that certain patent application (U.S. Serial Number 61/832.534) titled “Apparatus, Systems and Method for Virtual Desktop Access and Management” for process and methods for one-time password generation on mobile computing devices (the “Patent’).   Upon closing of this agreement, the parties agreed that the Joint Venture Agreement/Development and Collaboration Agreement dated March 1, 2013 will be terminated and of no further force and effect.  In consideration of this transfer, we agreed to issue App Ventures 1 million shares of our common stock.  The closing of this agreement is subject to certain closing conditions, including without limitation issuance of the 1 million shares.  We expect this transaction to close before February 2014.  The issuance of these shares will be exempt under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D thereunder.

4.
Distribution Agreement.  On December 3, 2013, we entered into a Distribution Agreement with App Ventures, Ltd. pursuant to which App Ventures granted us the exclusive right to distribute, market, sell and promote all AppVentures sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the “App Fence” and AppSecure” brand name.  In consideration of the exclusive distribution right for the Product, we agreed to pay App Ventures an up-front distribution fee of 500,000 shares of our common stock.  These shares have not yet been issued.   The issuance of these shares will be exempt under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D thereunder.

5.
Consulting Agreement.  On December 3, 2013, we entered into a consulting agreement with Kerry Singh under which we retained Mr. Singh to provide business development services in the area of marketing software solutions for web application security and mobile security.  The agreement is for a term of one-year and contains a 2-year non-compete and non-solicitation provisions.  In consideration of Mr. Singh’s services, we agreed to issue him 500,000 shares of our common stock.  These shares have not yet been issued. The issuance of these shares will be exempt under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D thereunder.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1	Transfer Agreement	Filed herewith
10.2	Distribution Agreement	Filed herewith
10.3	Consulting Agreement	Filed herewith
31.1	Certification of Safa Movassaghi pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
99.1	Resignation of Director	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUD SECURITY CORP.

January 14, 2014	/s/ Safa Movassaghi
Safa Movassaghi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)