Form 10-K
period 2014-02-28
CLOUD SECURITY CORP.
filed 2014-06-13
CIK 1516079

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54440

CLOUD SECURITY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	27-4479356
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4590 MacArthur Blvd, Suite 500
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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐		Accelerated filter	☐

Non-accelerated filter	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at August 30, 2014 was approximately $10,032,718. The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”) or the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of June 12, 2014, 100,670,586 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Cloud Security Corporation f/k/a Cloud Star Corporation ("we", "us", "our", “Cloud Security” the “Company" or the "Registrant") was organized December 20, 2010 under the laws of the State of Nevada, as Accend Media.

On or about May 22, 2012, Accend Media, and Cloud Star Corporation, a privately-held Nevada corporation headquartered in California formed in November 2011, entered into an Acquisition Agreement and Plan of Merger under which Cloud Star Corporation was merged into Accend Media.

Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. We changed our corporate name to Cloud Star Corporation upon closing of the merger. On May 28, 2013, we changed our corporate name to Cloud Security Corporation.  We are a development stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Our flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide.  We have completed Phase 1 (version 3) of this product and are continuing our beta tests.  Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project.  Management is currently in negotiations with these developers to resolve and restructure the original contract.  Our next phase for this product will be to complete the front-end gui design prior to release.  We also intend to develop an APP version of this product for mobile devices (MyMobileKey) and tablets (MyTabletKey).

We currently employ 1 person, our President and Chief Executive Officer. Our executive offices are located at 4590 MacArthur Blvd., Suite 500, Newport Beach, CA 92660. Our telephone number is (949) 441-6668 and our Internet address is www.cloudsecuritycorporation.com.

Business of Issuer

We are in development to be an information technology services and software company that delivers immediate, easy and secure access to computer desktops and other consumer electron devices from remote locations.

Overview

MyComputerKey

Our flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. The product is a custom-designed USB keycard programmed to connect via the Internet to users' desktop or server seamlessly after user and keycard authentication, which provides the user immediate access to files, personalized environments, data, programs and applications. We intend to release an APP product for mobile devices and tablets with the same functionality as the USB keycard.  Said differently, MyComputerKeyTM  provides a security lawyer for accessing information between two devices (i.e. a user’s base computer and remote computer in that it requires authentication of both the user and the keycard before allowing access to information.   Our product works seamlessly with remote desktop software.  Working models were manufactured and a successful beta test was completed with the employees from three corporations.

Key Advantages MyComputerKeyTM

•	Provides secure authentication prior to accesses of a User’s same, consistent and familiar desktop where all of their customized and personal applications and files reside

•	No need for software installation on the remote computer and customization—just plug-in MyComputerKeyTM

•	Enhances compliance, and audit capabilities, of Risk Management and Legal

There is an encryption between the host and remote computer as well as a paring feature between the connecting devices. Our patent pending infrastructure is being designed to ensure that the pairing of devices (i.e. host and remote computers) is verified.  In addition, the product will monitor any interruptions between the devices and will immediately terminate the connection upon such interruption to prevent unauthorized information transmission.

All information is stored on basis of expiration therefore avoiding an unauthorized access or codes between the connecting computers.

MyComputerKey also includes our own connection software that provides the actual connection between the user’s desktop and the host computer the user is using to connect. This software is fully supportive in all Microsoft ™ based computers with quick installation and full security and protection for the computer.  We are also currently developing an APP version this product for mobile devices and tablets and versions to be compatible with Mac and Apple operating systems.

Other Products and Services

In connection with our prior joint venture with App Ventures, we have created a new product to be called AppSecure.   AppSecure is a sensor technology with a secure communication framework that detects web-based attacks on web Apps and websites.  The technology will monitor the security of an app or a website.  This technology has been designed to identify and thwart cyber attacks in real time instead of after the fact.  Concurrent with termination of the joint venture, App Ventures  granted us exclusive right to distribute, market, sell and promote all AppVentures sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the “App Fence” and AppSecure” brand name

We are also focusing on integrating security software to our MyComputerKey product, as well as other features in an effort to expand our product offerings.  We recently filed another patent application related to cloud computing security and we intend to expand our cloud computing security product line in addition to other types of internet security.

Goals and Objectives

Our goal is to become a provider of customizable, secure, multi-factor validation and authentication systems.

To do so, it will aggressively pursue the following objectives:

•	Raise capital

•	Complete product design

•	Initiate a direct marketing campaign

•	Establish strategic alliances with key channel partners

•	Establish a recognized position in the market

•	Protect and expand its intellectual property

•	Introduce new products and product upgrades

The discussion that follows conveys these objectives.

For business users, a new version of the key has been designed that allows the user's information technology (“IT”) department to set the security parameters appropriate to the database to be protected. The modifications consist of creating a user friendly "dashboard" to make it easier for the customer to set up the system and create customized features and tokens—as well as de-activate keys in the event they are lost or stolen. This business-to-business sector is more competitive. In order to competitively differentiate itself, we plan to develop strategic partnerships to build its market share of the less competitive retail market. Management expects that users will find the following characteristics very appealing:

•	Our USB keycard is 100% independent and self-contained—no software downloads, configurations, or synchronizations are required on the remote computer.

•	Vaious user-specific authentication, memory, or pre-set protocol access codes can be programmed into this solid-state hardware.

•	This technology is user-specific, allows information flow tracking, and can be used to access any pre-determined database, application, file or user-selected desktop that is cloud based.

•
This technology works universally on both Apple and PC systems. In addition, once the respective user has finished with the cloud access, there is no trace on the remote computer that the base computer has used. This is particularly important when using public computers while travelling.

Sales Strategy

While virtual USBs have been on the market for several years, to date, management is not aware of any company who has targeted the mass consumer. Rather, providers have focused on IT professionals, most likely due to the perceived complexity of virtualization and security issues. We have simplified the process and through an integrated marketing approach, we advertise this simplicity to general consumers for a variety of applications. The sales strategy is to offer a product that is easy to use and utilizes plug and play technology. We intend to implement this very simple sales strategy. We plan to market and sell our future product through several partners on a distribution level relationship.

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

We plan to market a new version key with enhanced security to businesses, government and educational entities that (i) have a mobile workforce (ii) currently utilize the cloud to increase the effectiveness and reduce costs associated with providing information technology to its employees, customers and suppliers and (iii) entities that are considering doing so but have been reluctant to do so because of security concerns. The market potential for our products encompasses several market segments, including healthcare facilities, government, media and telecom, manufacturing, educational facilities, consulting, legal and accounting and aerospace and defense.

Market Strategy

Our strategy is based on three target markets: (i) Direct-to-Consumer; (ii) Retail; and (iii) Business-to-Business (B2B)—including enterprise and the small and medium-size business market (SMB). The product is the same for each market segment.

Direct-to-Consumer (DTC)

We believe the internet is the cornerstone to our marketing effort. We estimate a substantial amount of our sales will come from the internet and believes that up to $0.50 of every dollar spent on marketing will drive consumers online to compare, research, sample and buy.

The internet strategy will focus on driving traffic (consumers) to offer pages by means of a series of internet marketing platforms including banners, sponsored links, social bookmarking, blogs, surveys etc. Additionally, we will focus on affiliate marketing roll out with the goal of the aforementioned internet marketing strategy to ultimately create an affiliate network.

Television

We believe that it is not one tool or media platform that is the answer, but the right mix of media and relevant content delivered real-time. After we have all our infrastructure tested and proven, we plan to test direct-response television with 30, 60 and 120 second spots, as well as a possible 30-minute long form infomercial nationally.

There are many companies that focus on TV as a medium and provide an array of services besides production. Some generally participate via revenue share, thus reducing any upfront costs to the advertiser. The key is to research those firms that have experience with similar products, know what sells and when to sell it. In other words, firms that have a good handle on the marketing mix, specifically the target market, how to reach them, and pricing, should be successful.

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

We believe that in the enterprise market, CIOs are looking for solutions, not technology. They typically have a staff of IT experts to evaluate technology. Selling in the enterprise market requires enough industry and company expertise to understand specific problems for which a CIO is seeking solutions. For these reasons, a successful market entry strategy in the enterprise market needs to be focused on selected vertical market segments, primarily in the professional service and medical practice sectors.

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

Pricing

For our consumer product, we plan to bundle the MyComputerKey product with a subscription for remote desktop access software.  Initial pricing for the basic key is $ 49.99, which includes the USB unit and the first year's subscription to the hosting service. In conjunction with the product launch, we plan to experiment with different offers, such as:

•	Simultaneous purchase of 2nd unit and subscription at 50% off

•	Bundled annual subscriptions, for example:	One year = $ 49.99;
Two year = $ 69.99;
Three year = $ 79.99

•	Free 30-day trial with automatic billing on the 31st day unless cancelled

Intellectual Property

We plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We plan also to rely on copyright laws to protect any future computer programs and our proprietary databases.  We currently own all rights and patents associated with the Invention titled “Apparatus Systems and Methods for Virtual Desktop Access and Management” described under patent application (U.S. Serial Number  13/173220) for systems and methods for accessing and managing a computer desktop and with the Invention titled “System and Methods for One-Time Password Generation on a Mobile Computing Device” described under patent application (U.S. Serial Number 61/832534) for process and methods of for one-time password on mobile computing devices rel. We are currently in the process of recording a formal notice of assignment related to these inventions/patent applications with the United States Patent and Trademark Office.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

Employees

We currently have one employee, our President and Chief Executive Officer. We utilize independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

Fiscal 2013 and First Quarter 2014 Developments

Completion of Phase I (Version 3) for MyComputerKey.  We completed Phase 1 (Version 3) of the MyComputerKey product in the year ended February 28, 2014 and are continuing our beta test for such product.  Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project. We are currently in negotiations with these developers to resolve and restructure the original contract.

Expiration of Slice Networks LLC.  On October 29, 2013, we announced the execution of a letter of intent to acquire Slice Networks LLC.  During the course of our due diligence, management determined that this acquisition would not be in the best interest of the Company or its stockholders and allowed the letter of intent to expire without consummation of an acquisition

Abandonment of Financing Term Sheet.  On September 13, 2013, we announced a pending financing with Kodiak Capital LLC for a $2 million equity line of credit.  This financing was subject to, among other things, execution of definitive agreements and filing of a registration statement on Form S-1.  These conditions have not yet occurred.  We determined that due to a number of factors, including our current stock price and lack of liquidity and trading activity in the public market that this financing is not in the best interest of the Company and its stockholders at this time.  We are continuing to explore additional financing options.  We incurred costs of $174,190 in cash and stock, which we expensed in fiscal 2014 since we abandoned the capital raise.

Transfer Agreement.  On December 3, 2013, we entered into a Transfer Agreement with App Ventures Ltd. under which App Ventures agreed to transfer all of its right, title and interest in and to that certain patent application (U.S. Serial Number 61/832.534) titled “System and Methods for One-Time Password Generation on a Mobile Computing Device” for process and methods for one-time password generation on mobile computing devices (the “Patent’) as such Patent was considered “joint technology” under the JV Agreement (as defined below).   The agreement closed on February 28, 2014.  At closing, the JV Agreement was terminated.  In consideration of this transfer, we issued App Ventures 1 million shares of our common stock valued at $80,000 which was charged to research and development expense.

Distribution Agreement.  On December 3, 2013, we entered into a Distribution Agreement with App Ventures, Ltd. pursuant to which App Ventures granted us the exclusive right to distribute, market, sell and promote all AppVentures sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the “App Fence” and AppSecure” brand name.  In consideration of the exclusive distribution right for the Product, we paid App Ventures an up-front distribution fee of 500,000 shares of our common stock on February 28, 2014 valued at $40,000 and charged to marketing and distribution expense.

Consulting Agreement.  On December 3, 2013, we entered into a consulting agreement with Kerry Singh under which we retained Mr. Singh to provide business development services in the area of marketing software solutions for web application security and mobile security.  The agreement is for a term of one-year and contains a two-year non-compete and non-solicitation provisions.  In consideration of Mr. Singh’s services, we issued him 500,000 shares of our common stock, which shares were issued on February 28, 2014, valued at $70,000, and charged to research and development expense.

Chief Technical Advisor.On March 29, 2013, we into an agreement with Wee Kai Ng for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. The Contract CTA will advise and assist in the development of our technologies and products, including development of version 3 of MyComputerKey. During the period commencing on the Commencement Date, we shall pay Contract CTA as compensation for services to us $2,500 per month due on the 1st day of each calendar month. In addition, we agreed to issue the Contract CTA equity in the form of either stock option or common stock (at our discretion). The proposed schedule of equity  to be issued will be 50,000 shares/options on April 1, 2013, 75,000 shares/options on May 1, 2013, 125,000 shares/options on July 1, 2013, 125,000 shares/options on October 1, 2013 and 125,000 shares/options on January 1, 2014.  Wee Kai resigned effective November 1, 2013. Accordingly, 375,000 shares of common stock vested upon the dates of completion of performance, were valued at $298,500 in the aggregate and charged to research and development expense.  The shares are reflected as outstanding in our financial statements although certificates for such shares have not yet been issued.

Joint Venture.  On March 1, 2013, we entered into Joint Venture Agreement/Development and Collaboration Agreement (the "JV Agreement") with App Ventures LTD (“App Ventures”), a Hong Kong Private Limited Liability Company, to jointly develop and market a software product for the field of mobile security for an indefinite term until the project is completed. The agreement provides for sharing revenues generated based on a determination of the value of the combined technology, whereby we would derive 25% to 75% of the benefit, by a select committee.  This JV Agreement was terminated in February 2014 upon closing of the Transfer Agreement described above.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

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

We are a development-stage company with no operating revenues to date. As discussed in the Notes to the Financial Statements included in this Annual Report, at the end of our reporting period on February 28, 2014, we have incurred net losses of $1,352,926 since Inception.  We currently have limited liquidity, limited access to capital and no revenue generating activities.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to February 28, 2014.

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

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT WE WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have prepared audited financial statements for the year end for February 28, 2014.  Our ability to continue to operate as a going concern is fully dependent upon obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operations.

WHEN SAFA MOVASSAGHI BECAMEOUR LARGEST SHAREHOLD, IT GAVE HIM THE ABILITY TO CONTROL THE COMPANY WITHOUT OTHER SHAREHOLDERS’ APPROVAL.

Safa Movassaghi is the largest stockholder and beneficially owns and has the right to vote approximately 60% of our outstanding common stock. As a result, it will have the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

a)	election of a board of directors;
b)	removal of any director;
c)	amendment of Articles of Incorporation or bylaws; and
d)	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the Company.

As a result of this ownership, it has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by Safa Movassaghi could affect the market price of its common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the Company may decrease. Our control over the Company’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.

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

We currently have no sales, marketing or distribution capabilities. Therefore, to commercialize its products, We expect to collaborate with third parties to perform these functions. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses if it decides to market any of its future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. While the product has been beta tested by three companies in the business-to-business market; the mass consumer market, including direct and indirect channels has not been tested.

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

OUR  PRODUCTS MAY BECOME OBSOLETE AND UNMARKETABLE IF CLOUD STAR IS UNABLE TO RESPOND ADEQUATELY TO RAPIDLY CHANGING TECHNOLOGY AND CUSTOMER DEMANDS.

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

IF OUR PRODUCTS ARE NOT EFFECTIVELY PROTECTED BY VALID, ISSUED PATENTS OR IF CLOUD SECURITY IS NOT OTHERWISE ABLE TO PROTECT ITS PROPRIETARY INFORMATION, IT COULD HARM ITS BUSINESS.

The success of our operations will depend in part on our ability to:

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

In the event we are not able protect its intellectual property and proprietary information, our business will be materially harmed.

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

Any changes related to these and other factors could adversely affect Cloud Security’s business to the extent it enters markets outside the United States.

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

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

The Company’s Articles of Incorporation authorize the issuance of 190,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of common stock held by our then existing shareholders. We may value any common stock issued in the future affecting operating results. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

There is not an active public for our common stock, and there can be no assurance that any market will develop or be sustained. There has been limited public trading of our common stock and there can be no assurance that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

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

WE HAVE NO IMMEDIATE PLANS TO PAY DIVIDENDS.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

WE FACE RISKS RELATED TO COMPLIANCE WITH CORPORATE GOVERNANCE LAWS AND FINANCIAL REPORTING STANDARD.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive. Any failure to comply with the requirements of the Sarbanes-Oxley Act of 2002, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES, DIVERT MANAGEMENT’S ATTENTION AND AFFECT OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED BOARD MEMBERS.

As a public company, we incur significant legal, accounting, auditing and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE AMEX. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are leased and located at: 4590 MacArthur Blvd., Suite 500, Newport Beach, CA 92660.  We lease this space on a month-to-month bases for $125 per month. We not own any real property.

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

2012 (OTC Bulletin Board)	High Bid	Low Bid
12/1/2012-2/28/2013	$0.20	$0.11

2013 (OTC Bulletin Board)	High Bid	Low Bid
3/1/2013-5/31/2013	$1.42	$0.20
6/1/2013-8/31/2013	0.51	0.25
9/1/2013-11/30/2013	0.80	0.10
12/1/2013-2/28/2014	0.19	0.08

As of May 29, 2014, there were 18 record holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

1.
On February 28, 2014, we issued 1,000,000 share of our common stock to a single accredited investor in consideration a Transfer Agreement with App Ventures Ltd. under which App Ventures transferred all of its right, title and interest in and to that certain patent application (U.S. Serial Number 61/832.534) titled “Systems and Methods for One-Time Password Generation on a Mobile Computing Device” for process and methods for one-time password generation on mobile computing devices (the “Patent’).   The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D thereunder.

2.
On February 28, 2014, we issued 500,000 shares of our common stock to a single accredited investor in consideration of a Distribution Agreement with App Ventures, Ltd. pursuant to which App Ventures granted us the exclusive right to distribute, market, sell and promote all AppVentures sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the “App Fence” and AppSecure” brand name.  In consideration of the exclusive distribution right for the Product, we paid App Ventures an up-front distribution fee of 500,000 shares of our common stock.  The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D thereunder.

3.
On February 28, 2014, we issued 500,000 share of our common stock to a single accredited investor in consideration of a consulting agreement under which we retained Mr. Singh to provide business development services in the area of marketing software solutions for web application security and mobile security.  The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D thereunder.

4.	See Item 2 of our Quarterly Report for the period ended May 31, 2013.

5.
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2014.

Overview of Current Operations

We were formed by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 20, 2010, originally as Accend Media.  On or about May 22, 2012, Accend Media, and Cloud Star Corporation, a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger.  Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. We changed our corporate name to Cloud Star Corporation upon consummation of the merger on May 23, 2012. On May 28, 2013, we changed our corporate name to Cloud Security Corporation. The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Report, the financial statements of Cloud Star have been adopted as the historical financial statements of the Company known as a change in reporting entity. Accordingly, Cloud Star’s October 17, 2011 formation date is considered the date of “Inception” in the financial statements.

We are a development stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Our flagship product, MyComputerKeyTM is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide.  We completed Phase 1 (Version 3) of the MyComputerKey product in the year ended February 28, 2014 and are continuing our beta test for such product.  Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project.  Management is currently in negotiations with these developers to resolve and restructure the original contract.  Our next phase for this product will be to complete the front-end gui design prior to release.  We also intend to develop an APP version of this product for mobile devices (MyMobileKey) and tablets (MyTabletKey).

RESULTS OF OPERATIONS

We had no revenues in the year ending February 28, 2014 or the period from October 17, 2011 (“Inception”) though February 28, 2014. We incurred research and development expenses of $502,604 for the year ended February 28, 2014, which includes $298,500 in stock compensation expenses related to the 375,000 shares of common stock issuable to Wee Kai under our agreement with him, $70,000 in stock compensation costs under our consulting agreement with Kerry Singh, and $80,000 in expenses associated with the stock issued in respect of our Transfer Agreement with AppVentures. We did not incur any such expenses in 2013. We incurred $40,000 in marketing and distribution costs in the year ended February 28 2014, which included $40,000 for expenses associated with the stock issued in respect of our Distribution Agreements with AppVentures. We did not incur any such expenses in the years ended February 28, 2013. Our general and administrative expenses increased to $302,257 in the year ended February 28, 2014 from $200,197 in comparable 2013 period. The primary reason attributable for the increase are an increase of approximately $72,000 in legal fees and $24,000 in accounting fees.

Our net loss increased to $1,019,869 in the year ended February 28, 2014 from $262,794.  The reasons for the increase include increased research and development costs, marketing and distribution costs, increased general and administration costs, as well as the costs associated with the abandoned equity line financing.

Summary of any product research and development that we will perform for the term of our plan of operation.

We will continue development of multiple versions of our MyComputerKey product, including an APP version for mobile phones and tablets.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 28, 2014, we had one employee who also serves as our sole officer and is a director. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2014, we had cash and cash equivalents of $197 and a working capital deficit of $150,369 as compared to cash and cash equivalents of $87,581 and working capital of $56,110 as of February 28, 2013.

We had total liabilities of $150,566 as of February 28, 2014, consisting of current liabilities, which included $78,916 of accounts payable, $20,650 of accrued payroll and $51,000 in related party advances.

We had a total stockholders’ deficit of $150,369 as of February 28, 2014, and an accumulated deficit as of February 28, 2014 of $1,421,680.

We used $285,884 of cash in operating activities for the year ended February 28, 2014, which was attributable primarily to our net loss of 1,019,869, which was offset by $13,200 in contributed services, $298,500 in share-based compensation, $120,000 in expenses related to stock issuances for the App Ventures Transfer and Distribution Agreements; $164,190 in abandoned financing costs in respect of our September 2013 term sheet with Kodiak Capital and $52,595 and $15,500 of increases in accounts payable and accrued liabilities, respectively.

We has $125 of cash provided by investing activities for the year ended February 28, 2014, which consisted of deposits related to our lease.

We had $198,500 of cash provided by financing activities in the year ended February 28, 2014 consisting of $147,500 of contributed capital from a related party towards a subscription agreement and $51,000 in related party advances.

Since inception, we have received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $0.10 per share.  The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above.  After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of our shares by an existing shareholder at $0.10 per share or 1,255,960 shares, and thus no new shares were issued of the Company.   During the years ended February 28, 2013 and 2014, Leeward Ventures contributed $136,775 and $147,500, respectively, to us for 1,367,750 and 1,475,000 shares, respectively at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.   Under the agreement, $90,129 is remaining to be funded. If such funds are not provided, 901,290 shares will be returned to us.

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

In September 2013, we announced a pending financing with Kodiak Capital LLC for a $2 million equity line of credit.  This financing was subject to, among other things, execution of definitive agreements and filing of a registration statement on Form S-1.  These conditions have not yet occurred.  Management has determined that due to a number of factors, including our current stock price and lack of liquidity and trading activity in the public market that this financing is not in the best interest of the company and its stockholders at this time.  We have treated this as an abandoned financing in our financial statements resulting in $174,190 charged to other expenses related to our issuance of 283,086 shares of common stock as a commitment fee and payment of $10,000 to Kodiak for expenses.  Management is continuing to explore additional financing options.

Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the MyComputerKey project  Management is currently in negotiations with these developers to resolve and restructure the original contract.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results, including our inability to acquire the source code for Phase 1 (Version 3) of our MyComputerKey product. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cloud Security Corp.

We have audited the accompanying balance sheets of Cloud Security Corp. (the “Company”) as of February 28, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the period from October 17, 2011 (inception) to February 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Security Corp. as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, and the period from October 17, 2011 (inception) to February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development-stage which requires working capital to continue to develop, operate and market its products. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/dbbmckennon
dbbmckennon

Newport Beach, California
June 13, 2014

PART I—FINANCIAL INFORMATION
CLOUD SECURITY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS

	February 28, 2014	February 28, 2013
ASSETS
Current assets:
Cash	$22	$87,281
Deposit	175	300
TOTAL ASSETS	$197	$87,581

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$78,916	$26,321
Accrued payroll and related	20,650	5,150
Related party advances	51,000	-
Total liabilities	150,566	31,471

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at February 28, 2014 and 2013	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 101,483,086 and 99,200,000 issued; 99,858,086 and 97,200,000 shares outstanding at February 28, 2014 and 2013, respectively	99,858	97,200
Additional paid-in capital	1,171,453	360,721
Deficit accumulated during the development stage	(1,421,680)	(401,811)
Total stockholders' equity (deficit)	(150,369)	56,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$197	$87,581

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2014	For the Year Ended February 28, 2013	For the Period from October 17, 2011 ("Inception") to February 28, 2014
Revenue	$-	$-	$-

Research and development	502,604	-	502,604
Impairment of website and software costs	-	61,279	61,279
Marketing and distribution	40,000	-	40,000
General and administrative	302,257	200,197	572,617

Loss from operations	(844,861)	(261,476)	(1,176,500)

Other expense:
Interest expense - related party	-	518	618
Abandoned financing costs	174,190	-	174,190
Total other expense	174,190	518	174,808

Loss before provision for income taxes	(1,019,051)	(261,994)	(1,351,308)

Provision for income taxes	818	800	1,618

Net loss	$(1,019,869)	$(262,794)	$(1,352,926)

Weighted average shares basic and diluted	97,695,779	88,842,740
Weighted average basic and diluted loss per common share	$(0.01)	$(0.00)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Deficit Accumulated During the	Total Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at October 17, 2011 (Inception)	-	$-	$-	$-	$-
Founders shares issued	60,000,000	60,000	-	(59,900)	100
Contributed services	-	-	15,000	-	15,000
Net loss	-	-	-	(70,263)	(70,263)
Balance at February 29, 2012	60,000,000	$60,000	$15,000	$(130,163)	$(55,163)
Net shares retained by stockholders of Accend Media in May 2012	37,000,000	37,000	(34,800)	(8,854)	(6,654)
Fully vested stock issued to Director ($0.10 per share) in May 2012	200,000	200	19,800	-	20,000
Contributed capital from related party convertible note payable in August 2012	-	-	125,596	-	125,596
Contributed capital from related party towards subscription agreement	-	-	136,775	-	136,775
Contributed services	-	-	98,350	-	98,350
Net loss	-	-	-	(262,794)	(262,794)
Balance at February 28, 2013	97,200,000	97,200	360,721	(401,811)	56,110
Stock issued to chief technical advisor ($1.34 per share) in April 2013	50,000	50	66,950	-	67,000
Stock issued to chief technical advisor ($1.17 per share) in May 2013	75,000	75	87,675	-	87,750
Stock issued to chief technical advisor ($0.44 per share) in July 2013	125,000	125	54,875	-	55,000
Stock issued to chief technical advisor ($0.71 per share) in October 2013	125,000	125	88,625	-	88,750
Stock issued to research and development consultant ($0.14 per share) in December 2013	500,000	500	69,500	-	70,000
Stock issued for transfer agreement with App Ventures ($0.08 per share) in February 2014	1,000,000	1,000	79,000	-	80,000
Stock issued for distribution agreement with App Ventures ($0.08 per share) in February 2014	500,000	500	39,500	-	40,000
Contributed capital from related party towards subscription agreement	-	-	147,500	-	147,500
Contributed services	-	-	13,200	-	13,200
Shares for abandoned financing costs ($0.58 per share) in September 2013	283,086	283	163,907	-	164,190
Net loss	-	-	-	(1,019,869)	(1,019,869)
Balance at February 28, 2014	99,858,086	$99,858	$1,171,453	$(1,421,680)	$(150,369)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	For the Period from October 17, 2011 ("Inception") to
	February 28, 2014	February 28, 2013	February 28, 2014
Cash flows from operating activities:
Net loss	$(1,019,869)	$(262,794)	$(1,352,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	13,200	98,350	126,550
Stock compensation for chief technical advisor	298,500	20,000	318,500
Stock compensation for marketing and distribution consultant	70,000	-	70,000
Stock for transfer agreement with App Ventures	80,000	-	80,000
Stock for distribution agreement with App Ventures	40,000	-	40,000
Stock for abandoned financing costs	164,190	-	164,190
Impairment of website and software costs	-	61,279	61,279
Changes in operating assets and liabilities:
Accounts payable	52,595	19,667	72,262
Accrued liabilities	15,500	5,050	20,650
Net cash used in operating activities	(285,884)	(58,448)	(399,495)

Cash flows from investing activities:
Deposits	125	(300)	(175)
Website and software costs	-	(30,000)	(61,279)
Net cash provided by (used in) investing activities	125	(30,300)	(61,454)

Cash flows from financing activities:
Proceeds from issuance of founders shares	-	-	100
Proceeds from contribution agreement	147,500	136,775	284,275
Proceeds from related party advances	51,000	25,596	176,596
Net cash provided by financing activities	198,500	162,371	460,971

Net change in cash	(87,259)	73,623	22
Cash, beginning of period	87,281	13,658	-
Cash, end of period	$22	$87,281	$22

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,000	$-	$10,000
Taxes	$818	$800	$1,618

Non-cash investing and financing activities:
Contributed capital from related party convertible note payable waived	$-	$125,596	$125,596
Contributed services	$13,200	$98,350	$111,550

See accompanying notes to financial statements

CLOUD SECURITY CORP.
 (A DEVELOPMENT-STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

Cloud Security Corporation, formerly Accend Media, (the “Company”) a development-stage company, was incorporated in the State of Nevada on December 20, 2010.  On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California.  Cloud Star’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (the “MyComputerKey”) and additional cloud security technology products which were transferred to the Company in connection with the merger.  Following the merger, the Company conducts the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”. The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes. Accordingly, for all periods presented herein, the financial statements of Cloud Star have been adopted as the historical financial statements of the Company known as a change in reporting entity. Accordingly, Cloud Star’s October 17, 2011 formation date is considered the date of “Inception” in the financial statements.

The Company’s principal business has been the software development of the MyComputerKey. The Company is currently developing the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications.

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

Merger

As discussed above, on May 22, 2012, Cloud Star merged into Accend Media. The following unaudited pro forma information was prepared as if the merger had taken place at the beginning of the respective periods presented.  This merger did not involve the issuance of any new shares by Accend Media, as the former control shareholder, Scott Gerardi of Accend Media exchanged the majority of his shares in exchange for an employment agreement.  Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. Following the merger, the Company changed its name from Accend Media to Cloud Star Corporation. Prior to this period, Accend Media generated limited revenues from internet lead generation and marketing landing pages. Subsequent to the merger, Accend Media discontinued its business plan.

	Pro Forma Combined
	For the Year Ended February 28, 2013	For the Period from October 17, 2011 ("Inception") to February 28, 2014
Net loss	$(268,330)	$(1,358,462)
Weighted average shares basic and diluted	97,200,000
Weighted average shares basic and diluted loss per common share	$(0.00)

On March 1, 2013, the Company entered into a joint venture agreement/development and collaboration agreement (“JV Agreement”) with App Ventures LTD (“App Ventures”), a Hong Kong Private Limited Liability Company, to jointly develop and market a software product for the field of mobile security until the project is completed. Cloud Security is in the business of developing and marketing information technology services and software including solutions for secured remote access to computers and web application security and mobile security solutions. App Ventures is in the business of developing and marketing software solutions for web application security and mobile security.  The JV Agreement, which was later terminated as discussed below, provided for sharing revenues generated based on a determination of the value of the combined technology, whereby the Company would derive 25% to 75% of the benefit, by a select committee.

On December 3, 2013, the Company entered into a transfer agreement with App Ventures whereby App Ventures agreed to transfer all of its right, title and interest in and to that certain patent application (U.S. Serial Number 61/832.534) titled “System and Methods for One-Time Password Generation on a Mobile Computing Device” for process and methods for one-time password generation on mobile computing devices (the “Patent’).   The JV Agreement terminated upon closing of the transfer agreement effective February 28, 2014.

On December 3, 2013, the Company entered into a distribution agreement with App Ventures pursuant to which App Ventures granted us the exclusive right to distribute, market, sell and promote all its sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the “App Fence” and AppSecure” brand name.  See Note 5—Stockholders’ Equity—Common Stock Transactions, for further discussion.

The Company completed Phase 1 (Version 3) of the MyComputerKey product in the year ended February 28, 2014 and are continuing its beta test for such product.  Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project.  Management is currently in negotiations with these developers to resolve and restructure the original contract.

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

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,352,926 since Inception. The Company currently has limited liquidity, limited access to capital, and no revenue generating activities. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. The Company has received $460,871 in funding from Inception to February 28, 2014 from a company controlled by a director. Additional capital is required in order to acquire source code developed by consultants retained to complete the project and to ultimately launch its anticipated products in the marketplace. In light of management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate is the determination of timing and the amount of costs to be capitalized for software development and any related impairment of such assets, estimates of fair value attributable to common stock, as well as the carrying value acquired technologies for which development has not been completed and tested.

Fair Value of Financial Instruments

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

Level 1	- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	- Include other inputs that are directly or indirectly observable in the marketplace.
Level 3	- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deposits, accounts payable, accrued payroll and related costs, and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand. Cash of $22 and $87,281 represent the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at February 28, 2014 and 2013, respectively.

Deferred Financing Costs

The Company capitalizes the costs associated with its expected financing. Costs are netted against the proceeds received if successful. If the offering is not successful, management charges the costs to expense. During the year ended February 28, 2014, the Company charged $174,190 of such costs to other expense in the statement of operations due to the offering being abandoned by management.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of February 28, 2014 and 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

Since Inception to February 28, 2013, we capitalized website and software costs of $61,279 for development related to Phase 1 (Version 2) of our product.  During the year ended February 28, 2013, we abandoned beta testing of Phase 1 (Version No. 2) of MyComputerKey due to a dispute with the developer.  As a result, we recorded an impairment of website and software costs of $61,279, which is reflected in the statements of operations. The Company is also working on research and development MyMobileKey and MyTabletKey in addition to other cloud computing security products.  As of February 28, 2014, the Company had no capitalized software costs, as all such costs were deemed research and development.

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

Stock-Based Compensation

ASC 718, Share-Based Payment requires that compensation cost related to share-based payment transactions for employees be recognized in the financial statements. Share-based payment transactions within the scope of ASC 718 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

ASC 718 requires disclosure of the fair value and other characteristics of stock options and more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net loss. The Company has reflected the expense of such stock based compensation based on the fair value at the grant date for awards consistent with the provisions of ASC 718.

In connection with ASC 718, the fair value of our share-based compensation has been determined using the quoted market prices of the Company’s common stock.  For stock options, we will be utilizing the Black-Scholes pricing model. The fair value of the shares and options granted are amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. Upon option exercise, the Company issues new shares of stock.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified into ASC 505 Equity.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement at various performance completion dates, and for unvested instruments, at each reporting date.  Compensation expense, once recorded, may not be reversed.

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

Note 3 - Commitments and Contingencies

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a company related to a Director of Cloud Security for its corporate office on a month to month basis for $650 per month. The rent has decreased to $125 per month effective in January 2014. There is a $175 deposit with the related entity recorded on the accompanying balance sheet due to prepayment of rents. Rent expense during the year ended February 28, 2014, the year ended February 28, 2013, and the period from Inception to February 28, 2014 was $6,756, $5,522, and $12,278, respectively.

Payroll

Since Inception, the Company has processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2.  The Company intended to start processing its payroll under Form W-2 in the first or second fiscal quarter of 2013; however, such was not processed due to lack of liquidity considerations.  The Company does not expect that any fees or penalties incurred as a result will cause significant misreporting of our financial condition and results of operations.

Note 4 – Related Party Advances

During the year ended February 28, 2014, Leeward Ventures, a company controlled by a director, advanced $52,500 to the Company to fund operations. The Company repaid $1,500 of these advances during the year ended February 28, 2014 and accordingly $51,000 in advances remains unpaid at February 28, 2014.  As of February 28, 2014, $51,000 has been recorded as a related party advances due on demand. The advances do not incur interest.

Note 5 - Stockholders’ Equity (Deficit)

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock.  To date, no preferred stock has been issued.

Common Stock Transactions

On May 22, 2012, the Company issued 200,000 shares to a director for services rendered. These shares were fully vested on the date of issuance and stock compensation expense of $20,000 was recorded during the year ended February 28, 2013 to general and administrative expense. The compensation expense was determined based on the estimated fair value of the common stock which was deemed to be the subscription price paid by another director as described below.

On March 29, 2013, the Company entered into an agreement with Wee Kai for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. Under this agreement, the Company was to pay $2,500 per month. In addition, the Company agreed to issue 500,000 shares of common stock. The shares were to vest as follows: 50,000 April 1, 2013; 75,000 May 1, 2013; 125,000 July 1, 2013; 125,000 October 1, 2013 and 125,000 January 1, 2014.  Effective November 1, 2013, Wee Kai resigned from his position with the Company. The certificates for these shares have not actually been issued.  However, the financial statements and notes for the year ended February 28, 2014 have been prepared to reflect issuance of the 375,000 shares vested under this Agreement.

During the year ended February 28, 2014, the Company recorded $298,500 for services rendered by the Contract CTA for 375,000 shares as reflected in the accompanying statement of stockholders' equity (deficit).  Certificates for these shares have not yet been delivered.  However, these shares are reflected as outstanding in the accompanying financial statements and notes herein. The shares were fully vested on the dates of completion of performance and stock compensation expense of $298,500 was recorded during the year ended February 28, 2014 as research and development expense. The compensation expense was determined based on the estimated fair value of the common stock upon vesting, and at the end of each reporting period for unvested shares.  In the event the expense was lower upon a vesting date than a previous reporting date, compensation was not reversed.

In connection with the transfer agreement with App Ventures, the Company issued 1,000,000 shares of its common stock on February 28, 2014, the date of close, valued at $80,000, based on the market value of the Company's common stock on such date.  The Company recorded $80,000 of research and development expense in the financial statements during the year ended February 28, 2014.  The Company did not capitalize the cost incurred for the intangible assets acquired under the transfer agreement because of the nature of the development activities, the uncertainty surrounding product completion, and uncertainty regarding future benefit and recovery of such costs, due to lack of financing to further intended products and ultimately commercialization.

In connection with the distribution agreement with App Ventures, the Company issued 500,000 shares of its common stock on February 28, 2014, the date of close, valued at $40,000, and management immediately recorded such cost as marketing and distribution expense in the financial statements.  The Company did not capitalize the cost incurred for the distribution agreement because of the uncertainties discussed in the preceding paragraph.

On December 3, 2013, the Company entered into a consulting agreement with Kerry Singh, the sole officer, director and shareholder of App Ventures, to provide business development services in the area of marketing software solutions for web application security and mobile security.  The agreement is for a term of one-year and contains a two-year non-compete and non-solicitation provisions.  In consideration of Mr. Singh’s services, the Company issued Mr. Singh 500,000 shares of its common stock.  In connection with the issuance, on December 3, 2013, the Company recorded $70,000 of stock compensation as research and development expense in the financial statements during the year ended February 28, 2014.  The Company did not amortize the stock compensation over one-year due to the uncertainties discussed above.

Contributed Services

During the period from Inception to February 28, 2014, services were provided by Safa Movassaghi, Chief Executive Officer and Scott Gerardi, former Chief Compliance Officer.  From June through November 2012, Safa Movassaghi waived his salary during the commencement of operations, valued at $7,500 per month, plus accrued taxes.  These unpaid services are considered contributed service to the Company.  The fair value of contributed services were based on negotiated monthly salary and has been recognized in the statement of stockholders’ equity as contributed services, and the accompanying statements of operations as general and administrative expenses.  Total salaries and accrued taxes waived during the year ended February 28, 2014, the year ended February 28, 2013, and the period from Inception to February 28, 2014 were $0, $73,750, and $73,750, respectively.

During the year ended February 28, 2014, accrued salaries of $12,000, plus accrued taxes of $1,200 for Scott Gerardi pursuant to his employment contract were waived by his consent and board resolution in May 2013.  Scott Gerardi’s employment agreement ended May 31, 2013 and was not renewed. Contributed services totaling $13,200, $39,600, and $52,800 for the year ended February 28, 2014, the year ended February 28, 2013, and the period from Inception to February 28, 2014, respectively, have been recognized in the statements of stockholders’ equity (deficit) as contributed services, and the accompanying statements of operations as general and administrative expense.

Walter Grieves and Leeward Ventures have agreed to settle the contributed services discussed above outside of the Company.

On September 12, 2013, management entered into a term sheet to provide $2,000,000 in equity financing. The agreement called for a payment of $15,000 toward expenses of the offering. On September 17, 2013, the Company issued 283,086 shares as commitment shares under the term sheet and paid $10,000 towards expenses of the financing. The shares were valued at $0.58 per share or $164,190 and were recorded as deferred financing costs. However, as of February 28, 2014, the financing did not come to fruition and financing costs of $174,190 were charged to other expense in the financial statements.

Contributed Capital

During the year ended February 28, 2014, the year ended February 28, 2013, and the period from Inception to February 28, 2014, Leeward Ventures contributed $147,500, $262,371, and $409,871 to the Company for 1,475,000, 2,623,710, and 4,098,710 shares at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by the Company.  Under the agreement, $90,129 is remaining to be funded. If there is an unfunded amount under the agreement, any shares held related to such will be returned to the Company.

2014 Stock Incentive Plan

On January 27, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 15,000,000 shares.  As of February 28, 2014, 15,000,000 shares are available for issuance under the Plan.  Also see Note 7.

Note 6 – Income Taxes

As of February 28, 2014, the Company had net operating loss carry forwards of approximately $553,000 that may be available to reduce future years' federal taxable income for 20 years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these net operating loss carry forwards.  Net operating losses will begin to expire in 2030.

The following table presents the current income tax provision for federal and state income taxes for the year ended February 28, 2014 and 2013, and the period from Inception to February 28, 2014:

	For the Year Ended February 28, 2014	For the Year Ended February 28, 2013	For the Period from October 17, 2011 ("Inception") to February 28, 2014
Current tax provisions:
Federal	$-	$-	$-
State	818	800	1,618
Total provision for income taxes	$818	$800	$1,618

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended February 28, 2014, the year ended February 28, 2013, and the period Inception to February 28, 2014:

	For the Year Ended February 28, 2014	For the Year Ended February 28, 2013	For the Period from October 17, 2011 ("Inception") to February 28, 2014
US federal statutory income tax rate	-34%	-34%	-34%
State tax - net of benefit	-6%	-6%	-6%
Total provision for income taxes	-40%	-40%	-40%
Non-deductible expenses, net of federal benefit	26%	18%	24%
Increase in valuation allowance	14%	22%	16%
Other	0%	0%	0%
Total provision for income taxes	0%	0%	0%

The Company's most significant non-deductible expenses relate to shares issued for various agreements which aggregate approximately $672,000 since Inception.

The components of the Company's deferred tax assets for federal and state income taxes as of February 28, 2014 and February 28, 2013 consisted of the following:

	February 28, 2014	February 28, 2013
Non-current deferred tax assets -
Net operating loss carry forwards	$222,000	$80,000
Less: valuation allowance	(222,000)	(80,000)
Net deferred tax assets	$-	$-

During the year ended February 28, 2014, the year ended February 28, 2013, and the period from Inception to February 28, 2014, the valuation allowance increased approximately $84,000, $36,000 and $222,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2014. Net operating losses may be limited as a result of the merger with Cloud Security.

Tax returns have not yet been filed since formation in 2010.  Upon filing, the tax returns will be subject to examination by the United States Internal Revenue Service and State taxing authorities for a period of three years.

Note 7 – Subsequent Events

Subsequent to February 28, 2014, Leeward Ventures, a company controlled by Walter Grieves, a director of the Company,  made advances of $10,500 to pay expenses on behalf of the Company. The advances are due on demand and do not incur interest.

On March 17, 2014, the Company issued 812,500 shares of common stock valued at $48,750 in consideration of $48,750 in legal services under the Plan discussed in Note 5 above.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of February 28, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2014 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended February 28, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held

Safa Movassaghi	52	Chairman, President, Chief Executive Officer, and Secretary
Ira D. Lebovic	53	Director
Walter Grieves	41	Director

Biographies of Directors/Officers

Mr. Safa Movassaghi, Chairman/Director/Chief Executive Officer.  Mr. Movassaghi has been our President, Chief Executive Officer and a director since May 22, 2012, the closing date of the merger with Cloud Star Corporation, a privately held Nevada corporation.  Mr. Movassaghi was appointed as Secretary on December 27, 2013.  From October 2011 to May 2012, Mr. Movassaghi was the President and Chief Executive Officer of Cloud Star Corporation.  From 2009 to 2011, Mr. Movassaghi was the President and Chief Executive Officer of Advanced Green Technologies, Inc. ("AGT"), an IT managed services provider, utilizing the latest, cost-effective technological solutions. Since 2007, Mr. Movassaghi has served as President and Chief Executive Officer of Delarman, Inc., an investment company with a focus on investing in security and data services companies.  Mr. Movassaghi is the inventor of the proprietary MyComputerKey technology.  Mr. Movassaghi received his B.S. in Electrical Engineering from California State University, Fresno.

Mr. Ira D. Lebovic, Director.   Mr. Lobovic has been a director since May 22, 2012, the closing date of the merger with Cloud Star Corporation, a privately held Nevada corporation.   Mr. Lebovic is currently the principal of The Lebovic Law Firm, a position he has held since April 2008.  The Lebovic Law Firm represents real estate developers, property owners, homebuilders, community associations and related entities. Since 2001, Mr. Lebovic has also served as counsel to Makar Properties, a privately held real estate company.  From 1995-2009, Mr. Lebovic served as general counsel for Capital Pacific Holdings, Inc., formerly known as J.M. Peters Company, Inc.  Mr. Lebovic is a graduate of Duke University and the Duke University School of Law.

Walter Grieves/Director.   Mr. Grieves has served as a director since May 22, 2012, the closing date of the merger with Cloud Star Corporation, a privately held Nevada corporation.  Since January 2009, Mr. Grieves has served as president of Leeward Ventures, a private equity fund.  In addition, since December 2011, Mr. Grieves has provided business development services for Real Office Centers (ROC) a collaborative workspace for companies in Santa Monica and Orange County.   Mr. Grieves has previously worked in a variety of positions in the finance sector and corporate sector including investor relations, institutional sales and corporate restructurings and recapitalizations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report (i) Safa Movassaghi and Walter Grieves are current in their 16(a) reports (although Mr. Movassaghi failed to timely report his Form 3 holdings and his Form 5 Annual Statement and Mr. Grieves failed to timely report his Form 3 holdings, his Form 4 transactions and his Form 5 Annual Statment) and (ii) Ira Lebovic was not current in his 16(a) reports.

Board of Directors

Our board of directors currently consists of three members. Our directors serve one-year terms.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to us. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired our shares, unless the transaction is approved by our Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control

Director Independence

Our board of directors has determined that currently Ira D. Lebovic qualifies as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended February 28, 2014 and 2013 in all capacities for the accounts of our named executive officers:

Summary Compensation Table
					Stock	Option	All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Safa Movassaghi	2014	$90,000	(1)	--	--	$--	--	$90,000
President, Chief Executive Officer And Secretary	2013	$14,500	(2)	--	--	$--	--	$14,500

Scott Gerardi	2014	$--	(3)	-	--	$--	--	$--
Chief Compliance Officer (until December 3, 2013)	2013	$--	(3)	--	--	$--	--	$--

(1)	$12,500 of which was accrued and unpaid at February 28, 2014
(2)
Other than as set forth above, Mr. Movassaghi waived all compensation due him in fiscal 2013.  Mr. Movassaghi’s salary is $7,500 per month until funding of $400,000 is received at which time it will increase to $15,000 per month.

(2)	Mr. Gerardi waived all compensation due him in 2013. Per his employment agreement, Mr. Gerardi was to be paid $4,000 per month. His employment agreement terminated on May 23, 2013 and was not renewed

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended February 28, 2014.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Employment Agreements

We do not have any current employment agreements with our named executive officers.

Potential Payments upon Termination

None.

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal years ended February 28, 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 12, 2014 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from June 12, 2014, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from June 12, 2014.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares of Common Stock (2)

Safa Movassaghi /Chairman/CEO	60,000,000		59.6%
Ira D. Lebovic/Director (3)	200,000		*
Walter Grieves/Director(4)	4,098,710	(4)	4.1 (4)

All Directors and Officers as a Group	64,298,710		63.9%

* Less than 1%

(1)	Unless otherwise stated, the address is 4590 MacArthur Blvd. Suite 500 Newport Beach, CA 92660.

(2)	Percent of Class is based on 100,670,586 shares issued and outstanding.

(3)	The address is, 4100 MacArthur Blvd., Suite 315, Newport Beach, CA 92660

(4)
Walter Grieves, P.O. Box 4906, Mission Viejo, CA, indirectly controls 4,098,710 shares through Leeward Ventures. Mr. Grieves is the control person of Leeward Ventures, a Nevada corporation. Leeward Ventures has invested $409,871 under a subscription receivable agreement to purchase 5,000,000 shares from an existing shareholder at a price of $0.10 per share.  To date, Leeward has invested a total of $409,871.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of February 28, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	--	$--	15,000,000
Total	--	$--	15,000,000

(1)
2014 Stock Incentive Plan. On January 27, 2014, our board of directors adopted the 2014 Stock Incentive Plan. The purpose of our 2014 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 15,000,000 shares, subject to adjustment.  Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.  The board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.  In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.  Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 15,000,000 shares, and as of February 28, 2014, we have not issued shares under the plan.  Since March 1, 2014, we have issued 812,500 shares under the Plan

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Voting Trust terminated on May 23, 2013.

Related-Party Convertible Notes Payable; Contributed Capital and Advances

The Company received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $0.10 per share.  The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above.  After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of our shares by an existing shareholder at $0.10 per share or 1,255,960 shares, and thus no new shares were issued of the Company.  As a result, $125,596 was recorded as contributed capital. Also see Note 5 to our financial statements for discussion of additional advances made by this related party as contributed capital.

During the years ended February 28, 2013 and 2014, Leeward Ventures contributed $136,775 and $147,500, respectively, to us for 1,367,750 and 1,475,000 shares, respectively at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder. As a result, no new shares were issued by the Company. As a result, the subscriptions have been recorded as contributed capital in the accompanying financial statements.

Under the agreement, $90,129 is remaining to be funded. If such funds are not provided, 901,290 shares will be returned to us.

During the year ended February 28, 2014, Leeward Ventures, a company controlled by a director advanced $52,500 to the Company to fund operations and  the Company repaid $1,500 of prior advances. As such, as of February 28, 2014, $51,000 has been recorded as a related party advances due on demand. The advances do not incur interest.

Since March 1, 2014,   Leeward Ventures, a company controlled by a director advanced $10,500 to the Company to fund operations.  The advances do not incur interest and are payable upon demand.

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a company controlled by a relative of a Company Director for its corporate office on a month to month basis.  The rent under this lease is currently $125 per month.  There is a $175 deposit with the related party recorded on the accompanying balance sheet due to prepayment of rents.

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

Outsource Software Development

During the year ended February 29, 2012, the Company entered into an arrangement with Cloud Star (prior to the merger) to outsource software development to a third party for $25,000. In connection therewith, the Company received $21,000 from Cloud Star, and it paid a third-party vendor $10,000 in connection with the transaction. In addition, Cloud Star paid an additional $10,000 directly to the vendor. As a result of this arrangement while contemplating a merger transaction, we determined this transaction was not arms-length and not in the normal course of the business of the Company and reported the net result as other income in the accompanying statement of operations. The amount remaining under the arrangement is $4,000 to be paid to the third-party vendor when services are completed.

Promoters

Our officer and director, Mr. Safa Movassaghi and our former officer and director Mr. Scott Gerardi can be considered promoters of the merged companies in consideration of their participation and managing of the business of the company.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our financial statements for the fiscal years ended February 28, 2014 and 2013.

Audit Fees

dbbmckennon  billed us $17,000 in fees for the audit of our financial statements for the year ended February 28, 2014 and $17,000 in fees for the audit of our financial statements for the year ended February 28, 2013.  dbbmckennon billed us $16,000 for the reviews of our quarterly financial statements for the fiscal 2014 and $15,000 for the reviews of our quarterly financial statements in fiscal 2013.

Audit Related Fees

There were $2,200 fees for audit related services for the year ended February 28, 2014 in connection with proposed acquisitions. There were no fees for audit related services for the year ended February 28, 2013.

Tax Fees

We have not yet incurred tax fees for the year ended February 28, 2014, but we incurred $3,000 in tax fees for the year ended February 28, 2013.  We are delinquent in filing several tax returns since 2010.  We expect to incur $5,000 to $7,000 to prepare the tax returns in fiscal 2015.

All Other Fees

We incurred $1,500 in fees related to the review of our S-8 registration statement in the year ended February 28, 2014. We did not incur any other fees (other than stated above) for the year ended February 28, 2013.

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

1.  Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Balance Sheets
Statements of Operations
Statements of Stockholders’ Deficit
Statements of Cash Flows
Notes to Financial Statements

2.	Financial Statement Schedules: None

3.	Exhibits: See the Exhibit index below

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws, ), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012..
3.4	Articles of Merger incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	Employment Agreement for Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.2	Share Lock-Up Agreement with Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.3	Share Lock-Up Agreement with Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.4	Share Lock-Up Agreement with Ira Lebovic, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.5	Voting Trust Agreement, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.6	Contract CTA Agreement with Wee Kai Ng, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.7	Joint Venture Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.8	Transfer Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.9	Distribution Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Current Report on Form 8-K filed on June 13, 2014.
10.10	Consulting Agreement dated December 3, 2013 between Cloud Security Corp. and Kerry Sing, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.11	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
23.1	Consent of dbb McKennon (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer (1)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (1)
99.1	Resignation of Director, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2014	/s/ Safa Movassaghi
Name: Safa Movassaghi
Title: Chief Executive Officer, President, Secretary, Director, Principal Executive, Financial, and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Safa Movassaghi	President, Chief Executive Officer,	June 13, 2014
Safa Movassaghi	(Principal Executive and Secretary and director Principal Financial and Accounting Officer)

/s/ Walter Grieves	Director	June 13, 2014
Walter Grieves