Form 10-Q
period 2014-05-31
CLOUD SECURITY CORP.
filed 2014-07-21
CIK 1516079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 21, 2014, 101,670,586 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

May 31, 2014

PART I –FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD SECURITY CORPORATION
BALANCE SHEETS
(unaudited)

	May 31, 2014	February 28, 2014
ASSETS
Current assets:
Cash	$232	$22
Deposit	175	175
TOTAL ASSETS	$407	$197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,287	$78,916
Accrued payroll and related	43,400	20,650
Related party advances	63,000	51,000
Total liabilities	142,687	150,566

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at May 31, 2014 and February 28, 2014, respectively	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 102,295,586 and 101,483,086 issued; 100,670,586 and 99,858,086 shares outstanding at May 31, 2014 and February 28, 2014, respectively	100,671	99,858
Additional paid-in capital	1,219,390	1,171,453
Accumulated deficit	(1,462,341)	(1,421,680)
Total stockholders' equity (deficit)	(142,280)	(150,369)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$407	$197

CLOUD SECURITY CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013
Revenue	$-	$-

Research and development	-	29,104
General and administrative	40,661	241,775

Loss before provision for income taxes	(40,661)	(270,879)

Provision for income taxes	-	-

Net loss	$(40,661)	$(270,879)

Weighted average shares basic and diluted	100,634,970	97,258,424
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

CLOUD SECURITY CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net loss	$(40,661)	$(270,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	13,200
Stock compensation for chief technical advisor	-	154,750
Changes in operating assets and liabilities:
Accounts payable	6,121	(13,504)
Accrued liabilities	22,750	1,250
Net cash used in operating activities	(11,790)	(115,183)

Cash flows from financing activities:
Proceeds from contribution agreement	-	67,500
Proceeds from related party advances	12,000	-
Net cash provided by financing activities	12,000	67,500

Net change in cash	210	(47,683)
Cash, beginning of period	22	87,281
Cash, end of period	$232	$39,598

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Contributed services	$-	$13,200

CLOUD SECURITY CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

Cloud Security Corporation, formerly Accend Media, (the “Company”) was incorporated in the State of Nevada on December 20, 2010.  On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California.  Cloud Star’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (the “MyComputerKey”) and additional cloud security technology products which were transferred to the Company in connection with the merger.  Following the merger, the Company conducts the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”. The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes. Accordingly, for all periods presented herein, the financial statements of Cloud Star have been adopted as the historical financial statements of the Company known as a change in reporting entity. Accordingly, Cloud Star’s October 17, 2011 formation date is considered the date of “Inception” in the financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. The results of operations for the three months ended May 31, 2014, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,462,341 as of May 31, 2014. The Company currently has limited liquidity and limited access to capital.  These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Risks and Uncertainties

We have a limited operating history and have not commenced planned principal operations.

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

We do not own any manufacturing facilities and we intend to contract out its manufacturing needs. Accordingly, if any of its proposed products become available for widespread sale, we may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect its future prospects.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of May 31, 2014 and 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

New Accounting Pronouncements

The Financial Accounting Standards Board issues Accounting Standard Updates (“ASU”) to amend the authoritative literature in ASC. ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation in June 2014 aims to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities by removing all incremental financial reporting requirements from development stage entities. Users of financial statements of development stage entities determined that the development stage entity distinction, the inception-to-date information, and certain other disclosures has limited relevance and is generally not useful. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014. We have elected early adoption of ASU 2014-10 for this filing.  We have provided additional disclosures as described in the preceding paragraphs under ASC 275 “Risks and Uncertainties” as required by this ASU.

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

Payroll

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

The Company has not filed income tax returns since 2010. We expect to file these income tax returns in the near future.  We are subject to the minimum California franchise taxes of $800 per year, plus penalties and interest for 2012 through 2014.

Note 4 – Related Party Advances

During the three months ended May 31, 2014, Leeward Ventures, a company controlled by a director, advanced $12,000 to the Company to fund operations. As of May 31, 2014, $63,000 has been recorded as a related party advances due on demand. The advances do not incur interest.

Note 5 - Stockholders’ Equity (Deficit)

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock.  To date, no preferred stock has been issued.

Common Stock Transactions

On March 17, 2014, the Company issued 812,500 shares of common stock valued at $48,750 in consideration of $48,750 in legal services in accounts payable under the Plan discussed below.  Also, see Note 6.

Contributed Capital

During the three months ended May 31, 2014 and 2013, Leeward Ventures contributed $0 and $67,500 to the Company for 0 and 675,000 shares, respectively, at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder.  As a result, no new shares were or will be issued by the Company.  Under the agreement, $90,129 is remaining to be funded. If there is an unfunded amount under the agreement, any shares held related to such will be returned to the Company.

2014 Stock Incentive Plan

On January 27, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 15,000,000 shares.  As of May 31, 2014, 14,187,500 shares are available for issuance under the Plan.

 Note 6 – Subsequent Events

On July 14, 2014, the Company issued 1,000,000 shares of common stock valued at $34,500 in consideration of $34,500 in legal services in accounts payable under the Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2014.

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

RESULTS OF OPERATIONS

We had no revenues in the three months ended May 31, 2014 or 2013. We did not incur any research and development expenses in the three months ended May 31, 2014 as compared to research and development expenses of $29,104 in the three months ended May 31, 2013.  Our general and administrative expenses decreased to $40,661 in the three months ended May 31, 2014 from $241,775 in the comparable 2013 period.  The reason for the decrease is primarily attributable to the $154,750 in stock based compensation expenses payable to our Contract CTA for the three months ended May 31, 2013 and no such expenses were incurred in the 2014 period.

Our net loss decreased to $40,661 in the three months ended March 31, 2014 from $270,879 in the comparable 2013 period.  The reasons for the decrease include the decreased research and development and stock compensation expenses in the three months ended March 31, 2014.

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

Significant changes in the number of employees

As of May 31, 2014, we had one employee who also serves as our sole officer and is a director. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2014, we had cash and cash equivalents of $407 and a working capital deficit of $142,280 as compared to cash and cash equivalents of $197 and working capital of $150,369 as of February 28, 2014.

We had total liabilities of $142,687 as of May 31, 2014, consisting of current liabilities, which included $36,287 of accounts payable, $43,400 of accrued payroll and $63,000 in related party advances.

We had a total stockholders’ deficit of $142,280 as of May 31, 2014, and an accumulated deficit as of May 31, 2014 of $1,462,341.

We used $11,790 of cash in operating activities for the three months ended May 31, 2014, which was attributable primarily to our net loss of $40,661, which was offset by $6,121 and $22,750 of increases in accounts payable and accrued liabilities, respectively.

We had no cash provided by investing activities for the three months ended May 31, 2014.

We had $12,000 of cash provided by financing activities in the three months ended May 31, 2014, consisting of related party advances.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective because of the "material weaknesses" related to (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.  The Company is continuing to take steps to remediate these weaknesses as described in further detail under "Management Plan to Remediate Material Weaknesses" in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

CLOUD SECURITY CORPORATION

July 21, 2014	/s/ Safa Movassaghi
Safa Movassaghi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)