Form 10-Q
period 2014-08-31
CLOUD SECURITY CORP.
filed 2014-10-20
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 31, 2014, 101,670,586 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

August 31, 2014

PART I –FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD SECURITY CORPORATION

BALANCE SHEETS

	August 31, 2014	February 28, 2014
	(Unaudited)	(Audited)
Current assets:
Cash	$68	$22
Deposit	175	175
TOTAL ASSETS	$243	$197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$46,661	$78,916
Accrued payroll and related payroll taxes	73,650	20,650
Related party advances	63,200	51,000
Total liabilities	183,511	150,566

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at August 31, 2014 and February 28, 2014, respectively	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized; 103,295,586 and 101,483,086 issued; 101,670,586 and 99,858,086 shares outstanding at August 31, 2014 and February 28, 2014, respectively	101,671	99,858
Additional paid-in capital	1,252,890	1,171,453
Accumulated deficit	(1,537,829)	(1,421,680)
Total stockholders' deficit	(183,268)	(150,369)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$243	$197

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended August 31, 2014	For the Three Months Ended August 31, 2013	For the Six Months Ended August 31, 2014	For the Six Months Ended August 31, 2013
Revenue	$-	$-	$-	$-

Research and development	-	53,750	-	237,604
General and administrative	75,488	95,033	116,149	182,058

Loss before provision for income taxes	(75,488)	(148,783)	(116,149	(419,662

Provision for income taxes	-	818	-	818

Net loss	(75,488)	(149,601)	$(116,149	$(420,480

Weighted average shares basic and diluted	101,192,325	97,342,663	100,856,388	97,333,832
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00	$(0.00

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	August 31, 2014	August 31, 2013
Cash flows from operating activities:
Net loss	$(116,149)	$(420,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	13,200
Stock compensation	34,500	189,750
Changes in operating assets and liabilities:
Accounts payable	16,495	22,438
Accrued liabilities	53,000	(3,000)
Net cash used in operating activities	(12,154)	(198,092)

Cash flows from financing activities:
Proceeds from contribution agreement	-	129,500
Proceeds from related party advances	12,200	-
Net cash provided by financing activities	12,200	129,500

Net change in cash	46	(68,592)
Cash, beginning of period	22	87,281
Cash, end of period	$68	$18,689

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Contributed services	$48,750	$13,200

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Business

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

On December 3, 2013, the Company entered into a distribution agreement with App Ventures pursuant to which App Ventures granted us the exclusive right to distribute, market, sell and promote all its sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the“App Fence” and AppSecure” brand name. See Note 5—Stockholders’ Equity—Common Stock Transactions, for further discussion.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. The results of operations for the six months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,537,829 as of August 31, 2014. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2014 and August 31, 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended August 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Commitments and Contingencies

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

Note 4 – Related Party Advances

During the six months period ended August 31, 2014, Safa Movassaghi, the CEO and Director of the company advanced $200 to the Company to fund operations. Previously, Leeword Ventures, a company controlled by our director, Walter Greeves, has advanced $63,000 to the Company to fund operations. As of August 31, 2014, $63,200 has been recorded as a related party advances due on demand. The advances do not incur interest.

Note 5 – Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock. As of August 31, 2014 and February 28, 2014, no preferred stock has been issued.

Common Stock Transactions

On March 17, 2014, the Company issued 812,500 shares of common stock valued at $48,750 in consideration of $48,750 in legal services in accounts payable under the Plan discussed below.

On July 14, 2014, the Company issued 1,000,000 shares of common stock valued at $34,500 in consideration of $34,500 in legal services under the Plan discussed below.

Contributed Capital

During the six months ended August 31, 2014 and 2013, Leeward Ventures contributed $0 and $67,500 to the Company for 0 and 675,000 shares, respectively, at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder. As a result, no new shares were or will be issued by the Company. Under the agreement, $90,129 is remaining to be funded. If there is an unfunded amount under the agreement, any shares held related to such will be returned to the Company.

2014 Stock Incentive Plan

On January 27, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 15,000,000 shares. As of August 31, 2014, 13,187,500 shares are available for issuance under the Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2014

Overview of Current Operations

We were formed by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 20, 2010, originally as Accend Media. On or about May 22, 2012, Accend Media, and Cloud Star Corporation, a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement andPlan of Merger. Prior to the merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. We changed our corporate name to Cloud Star Corporation upon consummation of the merger on May 23, 2012. On May 28, 2013, we changed our corporate name to Cloud Security Corporation. The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Report, the financial statements of Cloud Star have been adopted as the historical financial statements of the Company known as a change in reporting entity. Accordingly, Cloud Star’s October 17, 2011 formation date is considered the date of “Inception” in the financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended

We had no revenues in the three months ended August 31, 2014 or 2013. We incurred research and development expenses of $0 in the three months ended August 31, 2014 as compared to research and development expenses of $53,750 in the three months ended August 31, 2013. Our general and administrative expenses decreased to $75,488 in the three months ended August 31, 2014 compared to $148,783 in the three months ended August 31, 2013.

Six Months Ended

We had no revenues in the six months ended August 31, 2014 or 2013. We incurred research and development expenses of $0 in the six months ended August 31, 2014 as compared to research and development expenses of $237,604 in the six months ended August 31, 2013. Our general and administrative expenses decreased to $116,149 in the six months ended August 31, 2014 compared to $182,058 in the six months ended August 31, 2013.

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

Significant changes in the number of employees

As of August 31, 2014 we had one employee who also serves as our sole officer and is a director. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014, we had cash and cash equivalents of $243 and a working capital deficit of $183,268 as compared to cash and cash equivalents of $197 and working capital deficit of $150,369 as of February 28, 2014.

We had total liabilities of $183,511 as of August 31, 2014, consisting of current liabilities, which included $46,661 of accounts payable, $73,650 of accrued payroll and $63,200 in related party advances.

We had a total stockholders’ deficit of $183,268 as of August 31, 2014, and an accumulated deficit as of August 31, 2014 of $1,537,829.

We had no cash provided by investing activities for the six months ended August 31, 2014.

We had $12,200 of cash provided by financing activities in the six months ended August 31, 2014, consisting of related party advances.

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

Recent Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended August 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective because of the "material weaknesses" related to (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The Company is continuing to take steps to remediate these weaknesses as described in further detail under "Management Plan to Remediate Material Weaknesses" in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 1A – RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Safa Movassaghi pursuant to Rule 13a-14(a)	Filed herewith.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUD SECURITY CORPORATION

Date: October 20, 2014	/s/ Safa Movassaghi
Safa Movassaghi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

