Form 10-Q
period 2014-11-30
CLOUD SECURITY CORP.
filed 2015-01-13
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of November 30, 2014, 101,670,586 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

November 30, 2014

TABLE OF CONTENTS

		Page
PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
		15
SIGNATURES

PART I –FINANCIAL INFORMATION

Item I. Financial Statements.

CLOUD SECURITY CORPORATION

BALANCE SHEETS

	November 30, 2014	February 28, 2014
	(Unaudited)	(Audited)
Current assets:
Cash	$621	$22
Deposit	175	175
TOTAL ASSETS	$796	$197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$85,567	$78,916
Accrued payroll and related payroll taxes	92,900	20,650
Related party advances	900	51,000
Total liabilities	179,367	150,566

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at August 31, 2014 and February 28, 2014, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 103,295,586 and 101,483,086 issued; 101,670,586 and 99,858,086 shares outstanding at November 30, 2014 and February 28, 2014, respectively	101,671	99,858
Additional paid-in capital	1,315,890	1,171,453
Accumulated deficit	(1,596,132)	(1,421,680)
Total stockholders' deficit	(178,571)	(150,369)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$796	$197

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013	For the Nine Months Ended November 30, 2014	For the Nine Months Ended November 30, 2013
Revenue	$–	$–	$–	$–

Research and development	–	144,500	–	382,104
General and administrative	57,016	38,502	173,165	220,560

Loss before provision for income taxes	(57,016)	(183,002)	(173,165)	(603,482)

Provision for income taxes	(1,287)	–	(1,287)	818

Net loss	(58,303)	(183,022)	$(174,452)	$(603,482)

Weighted average shares basic and diluted	101,670,586	97,767,104	101,132,404	97,477,205
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended November, 2014	For the Nine Months Ended November, 2013
Cash flows from operating activities:
Net loss	$(174,452)	$(603,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	–	13,200
Stock issued for services	34,500	278,500
Changes in operating assets and liabilities:
Accounts payable	55,401	53,234
Accrued liabilities	72,250	4,500
Net cash used in operating activities	(12,301)	(254,048)

Cash flows from financing activities:
Proceeds from contribution agreement	–	147,500
Proceeds from related party advances	12,900	50,000
Net cash provided by financing activities	12,900	187,500

Net change in cash	599	(66,548)
Cash, beginning of period	22	87,281
Cash, end of period	$621	$20,733

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$800

Non-cash investing and financing activities:
Shares issued for deferred financing costs	$–	$164,190
Contributed services and capital	$63,000	$13,200

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

Cloud Security Corporation, formerly Accend Media, (the “Company”) was incorporated in the State of Nevada on December 20, 2010.  On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California (the “Merger”).  Cloud Star’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (the “MyComputerKey”) and additional cloud security technology products which were transferred to the Company in connection with the Merger.  Following the Merger, the Company conducts the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”. The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes. Accordingly, for all periods presented herein, the financial statements of Cloud Star have been adopted as the historical financial statements of the Company known as a change in reporting entity. Accordingly, Cloud Star’s October 17, 2011 formation date is considered the date of “Inception” in the financial statements.

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

Merger

As discussed above, on May 22, 2012, Cloud Star merged into Accend Media. The Merger did not involve the issuance of any new shares by Accend Media, as the former control shareholder, Scott Gerardi of Accend Media exchanged the majority of his shares in exchange for an employment agreement.  Prior to the Merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. Following the Merger, the Company changed its name from Accend Media to Cloud Star Corporation. Prior to this period, Accend Media generated limited revenues from internet lead generation and marketing landing pages. Subsequent to the Merger, Accend Media discontinued its business plan.

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

The Company completed Phase 1 (Version 3) of the MyComputerKey product in the year ended February 28, 2014 and is continuing its beta test for such product.  Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project.  Management is currently in negotiations with these developers to resolve and restructure the original contract. Also see Note 6 for stock purchase agreement entered into on December 8, 2014 which is subject to closing. Upon closing, a change in control will occur with the purchaser obtaining a majority of the voting control of the Company. Existing operations will continue despite this change in control.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. The results of operations for the nine months ended November 30, 2014, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,596,132 as of November 30, 2014. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2014 and 2013, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

On December 8, 2014, in connection with that certain Stock Purchase Agreement disclosed in Note 6 hereof, the Company settled all accrued payroll claims with its chief executive officer in connection with the execution of a consulting agreement with the Company.

Disputed Account Payable

The Company has recorded an account payable of $25,804 in connection with a bill for legal services rendered. The payable is being disputed by the Company but is still being recorded herein. The Company previously issued 1,812,500 shares of common stock valued at $83,250 for legal services rendered as set forth in Note 5 below. Due to the devaluation in the market price of the Company’s common stock since the shares of common stock were issued, the Company’s former legal counsel has demanded additional compensation to cover said devaluation.

Note 4 – Related Party Advances

Leeward Ventures, a company controlled by a former member of the board of directors of the Company, Walter Grieves, advanced $63,000 to the Company to fund operations. On October 27, 2014, Mr. Greeves resigned as a member of the board of directors and waived the advances owed to him. The Company recorded the forgiveness of the advances as contributed capital in accompanying financial statements. As of November 30, 2014, Safa Movassaghi had advanced $900 to the Company. On December 8, 2014, in connection with the execution of a consulting agreement with the Company, Mr. Movassaghi released any advances owed to him.

Note 5 - Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock. As of November 30, 2014 and February 28, 2014, no preferred stock has been issued.

Common Stock Transactions

On March 17, 2014, the Company issued 812,500 shares of common stock valued at $48,750 in consideration of $48,750 in legal services in accounts payable under the Plan discussed below. To the extent that proceeds from the sales of the shares are below $48,750, additional shares will be issued until proceeds reach such amount.

On July 14, 2014, the Company issued 1,000,000 shares of common stock valued at $34,500 in consideration of $34,500 in legal services under the Plan discussed below.

Contributed Capital

During the nine months ended November 30, 2014 and 2013, Leeward Ventures (“Leeward”) contributed $0 and $18,000 to the Company for 0 and 180,000 shares, respectively, at $0.10 per share under a $500,000 subscription agreement to purchase 5,000,000 shares from an existing shareholder. On October 27, 2014, Leeward and the Company entered into a General Release agreement whereby the amounts advanced by Leeward amounted $63,000 shall be considered contributed capital to the Company and will fulfill Leeward’s funding commitment. The shares held by Leeward are retained by Leeward.

2014 Stock Incentive Plan

On January 27, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 15,000,000 shares. As of November 30, 2014, 13,187,500 shares are available for issuance under the Plan.

Note 6 – Subsequent Events

Stock Purchase Agreement

On December 8, 2014, the Company entered into a Stock Purchase Agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”). In connection with the SPA, the Company also agreed to effectuate a 1:100 reverse stock split of the Company’s issued and outstanding common stock (“Reverse Split”). At the Agreement’s closing, the Company must sell and Goldenrise will acquire 12,000,000 shares (the “Shares”) of the Company’s common stock which will be equal to approximately 92% of the Company’s outstanding shares following the Reverse Split. In consideration of the Shares, Goldenrise will pay the Company a total of up to $180,000 as follows: (i) $50,000 within 3 business days of the execution of the Agreement; (ii) $50,000 within 3 business days of the filing of the preliminary information statement on the Reverse Split; and (iii) up to $80,000 at the closing. In December 2014, Goldenrise has funded $100,000 of the up to $180,000 due under the SPA.

In order to close the transaction contemplated by the Agreement, the Company must, among other things, file an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 (“Information Statement”) with the SEC to effect the Reverse Split.

On January 2, 2015, following receipt of the necessary regulatory approvals, the Company filed the Definitive Information Statement with the SEC. The Information Statement was mailed on January 2, 2015 to all shareholders of record as of December 8, 2014. The Reverse Split will become effective at the open of business on January 22, 2015.

The transaction contemplated by the Agreement would effectuate a change in control of the Company should it ultimately close. Goldenrise would own approximately 92% of the Company's issued and outstanding common stock. The Company’s current officer and directors will also be required to resign at closing. Goldenrise will designate new management at that time.

In connection with the Agreement, the Company also entered into a Consulting Agreement with its Chief Executive Officer, Safa Movassaghi, whereby, at closing of the Agreement, Mr. Movassaghi will remain with the Company as a consultant for a period of six (6) months to continue the development of the Company’s mobile software cloud security business.

The main business of the Company will continue to be the development of its proprietary cloud security technology, MyComputerKey, and related cloud computing security software product lines. The Company intends to use Goldenrise’s international contacts to assist with the development of its existing business while also seeking out acquisition targets to increase shareholder value. Specific acquisition targets are not yet known at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2014

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

On December 8, 2014, the Company entered into a Stock Purchase Agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”). In connection with the SPA, the Company also agreed to effectuate a 1:100 reverse stock split of the Company’s issued and outstanding common stock (“Reverse Split”). At the Agreement’s closing, the Company must sell and Goldenrise will acquire 12,000,000 shares (the “Shares”) of the Company’s common stock which will be equal to approximately 92% of the Company’s outstanding shares following the Reverse Split. In consideration of the Shares, Goldenrise will pay the Company a total of up to $180,000 as follows: (i) $50,000 within 3 business days of the execution of the Agreement; (ii) $50,000 within 3 business days of the filing of the preliminary information statement on the Reverse Split; and (iii) up to $80,000 at the closing.

In order to close the transaction contemplated by the Agreement, the Company must, among other things, file an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 (“Information Statement”) with the SEC to effect the Reverse Split.

The transaction contemplated by the Agreement would effectuate a change in control of the Company should it ultimately close. Goldenrise would own approximately 92% of the Company's issued and outstanding common stock. The Company’s current officer and directors will also be required to resign at closing. Goldenrise will designate new management at that time.

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Subsequent to the closing of the pending transaction with Goldenrise, the Company will continue the development of its proprietary cloud security technology, MyComputerKey, and related cloud computing security software product lines. The Company intends to use Goldenrise’s international contacts to assist with the development of its existing business while also seeking out acquisition targets to increase shareholder value. Specific acquisition targets are not yet known at this time.

Our flagship product, MyComputerKey is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. We completed Phase 1 (Version 3) of the MyComputerKey product in the year ended February 28, 2014 and are continuing our beta test for such product. Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project. Management is currently in negotiations with these developers to resolve and restructure the original contract. Our next phase for this product will be to complete the front-end gui design prior to release. We also intend to develop an APP version of this product for mobile devices (MyMobileKey) and tablets (MyTabletKey).

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

Significant changes in the number of employees

As of November 30, 2014 we had one employee who also serves as our sole officer and is a director. We are dependent upon sole officer and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

RESULTS OF OPERATIONS

Three Months Ended

We had no revenues in the three months ended November 30, 2014 or 2013. We incurred research and development expenses of $0 in the three months ended November 30, 2014 as compared to research and development expenses of $144,500 in the three months ended November 30, 2013. The change resulted from discontinuation of certain development expenses related to our product development including stock-based compensation related to contractors.

Our general and administrative expenses were $57,016 in the three months ended November 30, 2014 compared to $38,502 in the three months ended November 30, 2013. The change is due to higher transaction related legal fees.

Nine Months Ended

We had no revenues in the nine months ended November 30, 2014 or 2013. We incurred research and development expenses of $0 in the nine months ended November 30, 2014 as compared to research and development expenses of $382,104 in the nine months ended November 30, 2013. The change resulted from discontinuation of certain development expenses related to our product development including stock-based compensation related to contractors.

Our general and administrative expenses decreased to $173,165 in the nine months ended November 30, 2014 compared to $220,560 in the nine months ended November 30, 2013. The change resulted from higher legal fees partially offset by lower accounting and marketing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2014, we had cash and cash equivalents of $621 and a working capital deficit of $178,571 compared to cash and cash equivalents of $22 and working capital deficit of $150,369 as of February 28, 2014.

Our liabilities of $179,367 as of November 30, 2014, consisted primarily of trade payables and accrued payroll due to our Chief Executive Officer of $85,567 and $92,900, respectively.

We had a total stockholders’ deficit and an accumulated deficit of $178,571 and $1,596,132, respectively as of November 30, 2014.

We had $12,900 of cash provided by financing activities in the nine months ended November 30, 2014, consisting of related party advances from Leeward.

Since inception, we have processed compensation to our chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. We intend to start processing our payroll under Form W-2 in the first or second fiscal quarter of 2013. We do not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the year ended February 28, 2015 or going forward.

Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the MyComputerKey project.

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

Critical Accounting Policies and Estimates

Software Development Costs/Research and Development

We expense costs for research and development. When we develop our software, we comply with Accounting Standards Codification (ASC) 985-20 “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, which requires that we expenses costs of development until technological feasibility is achieved. Such is achieved when Alpha testing of the product is complete.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective because of the "material weaknesses" related to (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The Company is continuing to take steps to remediate these weaknesses as described in further detail under "Management Plan to Remediate Material Weaknesses" in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 1A – RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Safa Movassaghi pursuant to Rule 13a-14(a)	Filed herewith.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Schema Document	Filed herewith.

101.CAL	XBRL Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Label Linkbase Document	Filed herewith.

101.PRE	XBRL Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUD SECURITY CORPORATION

Date: January 13, 2015	/s/ Safa Movassaghi
Safa Movassaghi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

