Form 10-K
period 2015-02-28
CLOUD SECURITY CORP.
filed 2015-05-29
CIK 1516079

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54440

CLOUD SECURITY CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	27-4479356
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

26381 Crown Valley Parkway, Suite 230

Mission Viejo, CA 92691

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 949-582-5933

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐		Accelerated filter	☐

Non-accelerated filter	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 12, 2015 was approximately $1,669,168. The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”) or the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of May 28 2015, 13,043,230 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

We were formed by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 20, 2010, originally as Accend Media. On or about May 22, 2012, Accend Media, and Cloud Star Corporation (“Cloud Star”), a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger (“Merger”). Prior to the Merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. We changed our corporate name to Cloud Star Corporation upon consummation of the Merger on May 23, 2012. On May 28, 2013, we changed our corporate name to Cloud Security Corporation (“Cloud Security” or “Company”). The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Annual Report on Form 10-K (“Form 10-K”), the financial statements of Cloud Star have been adopted as the historical financial statements of the Company known as a change in reporting entity. Accordingly, Cloud Star’s October 17, 2011 formation date is considered the date of “Inception” in the financial statements.

On December 8, 2014, we entered into a Stock Purchase Agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”). In connection with the SPA, we also agreed to effectuate a 1:100 reverse stock split of the Company’s issued and outstanding common stock (“Reverse Split”) which became effective on January 22, 2015. Under the SPA, we sold 12,000,000 shares of our common stock to Goldenrise for $180,000 which equated to approximately 92% of our outstanding shares. This transaction effectuated a change in control of the Company and the then officer and members of the board of directors resigned and were replaced by new management.

Business of Issuer

We are in development to be an information technology services and software company that delivers immediate, easy and secure access to computer desktops and other consumer electronic devices from remote locations.

Overview

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Following the closing of the SPA with Goldenrise, the Company continues the development of its proprietary cloud security technology, MyComputerKey™, and related cloud computing security software product lines. The Company intends to use Goldenrise’s international contacts to assist with the development of its existing business while also seeking out acquisition targets to increase shareholder value. Specific acquisition targets are not yet known at this time.

Our flagship product, MyComputerKey™, is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. We completed Phase 1 (Version 3) of the MyComputerKey™ product in the year ended February 28, 2014 and are continuing our beta test for such product. Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project. Management is currently in negotiations with these developers to resolve and restructure the original contract. Our next phase for this product will be to complete the front-end graphic user interface design prior to release. We also intend to develop an APP version of this product for mobile devices (MyMobileKey™) and tablets (MyTabletKey™).

The key advantages of MyComputerKey™ include:

•	Provides secure authentication prior to accesses of a User’s same, consistent and familiar desktop where all of their customized and personal applications and files reside;

•	No need for software installation on the remote computer and customization—just plug-in MyComputerKey™; and

•	Enhances compliance, and audit capabilities, of risk management and legal.

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

MyComputerKey™ also includes our own connection software that provides the actual connection between the users’ desktop and the host computer the user is using to connect. This software is fully supportive in all Microsoft ™ based computers with quick installation and full security and protection for the computer. We are also currently developing an APP version this product for mobile devices and tablets and versions to be compatible with Mac and Apple operating systems.

Other Products and Services

In connection with our prior joint venture with App Ventures, we have created a new product to be called AppSecure. AppSecure is a sensor technology with a secure communication framework that detects web-based attacks on web apps and websites. The technology will monitor the security of an app or a website. This technology has been designed to identify and thwart cyber-attacks in real time instead of after the fact. Concurrent with termination of the joint venture, App Ventures granted us exclusive right to distribute, market, sell and promote all AppVentures sensor technology products with a secure communication framework that detects web-based attached on web apps and websites under the “App Fence” and AppSecure” brand name.

We also plan to focus on integrating security software to our MyComputerKey™ product, as well as other features in an effort to expand our product offerings. A patent application related to cloud computing security and we intend to expand our cloud computing security product line in addition to other types of internet security.

Goals and Objectives

Our goal is to become a provider of customizable, secure, multi-factor validation and authentication systems. In order to do so, we will need aggressively pursue the following objectives:

•	Raise capital

•	Complete product design

•	Initiate a direct marketing campaign

•	Establish strategic alliances with key channel partners

•	Establish a recognized position in the market

•	Protect and expand its intellectual property

•	Introduce new products and product upgrades

The discussion that follows conveys these objectives.

For business users, a new version of the key has been designed that allows the user's information technology (“IT”) department to set the security parameters appropriate to the database to be protected. The modifications consist of creating a user friendly "dashboard" to make it easier for the customer to set up the system and create customized features and tokens—as well as de-activate keys in the event they are lost or stolen. This business-to-business sector is more competitive. In order to competitively differentiate ourselves, we plan to develop strategic partnerships to build our market share of the less competitive retail market. Management expects that users will find the following characteristics very appealing:

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

Through a combination of online marketing, radio and television, consumers are driven to the website where they can complete a 100% automated purchase. We plan to provide support though phone sales and telephone call-in technical support. MyComputerKey™ is a high margin product so we are able to outsource its fulfillment and customer support while still driving a high margin on all sales. We believe this will allow us to focus on product development and developing marketing strategies with its channel partners.

We plan to market a new version key with enhanced security to businesses, government and educational entities that (i) have a mobile workforce; (ii) currently utilize the cloud to increase the effectiveness and reduce costs associated with providing information technology to its employees, customers and suppliers; and (iii) entities that are considering doing so but have been reluctant to do so because of security concerns. The market potential for our products encompasses several market segments, including healthcare facilities, government, media and telecom, manufacturing, educational facilities, consulting, legal and accounting and aerospace and defense.

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

Retail

We plan to offer MyComputerKey™ through retail stores by selling a secure access and data protection service. This will involve the same product (a key and a disk to program the key and the computer) where the user could program his or her computer and the key and then have secure access to his computer from any other computer in the world. This would also protect the user from unauthorized access by other who might have access to his computer in his absence. This will require us to set up a cloud service to authenticate the keys.

Traditional Retail – Point of Purchase

We plan to hire a retail team that will work closely with all retail buyers, retail marketing directors and store managers to educate their employees and customers about the benefits of MyComputerKey™.

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

We plan to employ a "PUSH" – "PULL" promotional & advertising strategy when building brand awareness, generating trial/sampling purchases and gaining distribution of MyComputerKey™. Our three stage "go-to-market" approach will first educate the consumer about the product through a direct response advertising and marketing initiatives, then make the product readily available with direct distribution and finally implement programs to motivate consumers to buy MyComputerKey™.

"PUSH", or "getting the product on the shelf", provides the programs necessary to gain distribution and secure product placement on limited retailer shelves. It consists of customer marketing funds (CMF) designed to support the customer's best promotional and consumption building vehicles as well as employee incentive and training programs while providing materials that clearly communicate MyComputerKey™'s unique selling points. These materials consist of a variety of "communication messages", including those listed above as well as shelf signs, neck hangers, window banners, floor displays with header cards, table tents and possibly logo apparel.

"PULL", or getting the product "off the shelf" and into the hands of consumers, answers the biggest question posed by on premise and off-premise buyers; "What are you doing to drive consumers into my store to purchase your product?" Pull programs are designed to entice the customer and educate the consumer while motivating them to sell or purchase our product. Various Pull programs include advertising directed towards the consumer (print, radio, TV, internet, direct mail, etc.), instant redeemable or mail-in coupons, mail-in money back rebates, retailer loyalty programs, co-branding with complementary products and wet sampling events.

The key strategy for MyComputerKey™ growth is to understand consumer and channel member needs in order to satisfy them. In addition, focus communications within channels that meet primary target consumers and increase brand image, superior quality and performance attributes and leverage the brand for strategic product initiatives. Again, we plan to use the above advertising and promotional strategies to drive awareness, trials and new usage.

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

Pricing

For our consumer product, we plan to bundle the MyComputerKey™ product with a subscription for remote desktop access software. Initial pricing for the basic key is $49.99, which includes the USB unit and the first year's subscription to the hosting service. In conjunction with the product launch, we plan to experiment with different offers, such as:

•	Simultaneous purchase of 2nd unit and subscription at 50% off

•	Bundled annual subscriptions, for example:	One year = $ 49.99;
Two year = $ 69.99;
Three year = $ 79.99

•	Free 30-day trial with automatic billing on the 31st day unless cancelled

Intellectual Property

We plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We plan also to rely on copyright laws to protect any future computer programs and our proprietary databases. We currently own all rights and patents associated with the Invention titled “Apparatus Systems and Methods for Virtual Desktop Access and Management” described under patent application (U.S. Serial Number 13/173220) for systems and methods for accessing and managing a computer desktop and with the invention titled “System and Methods for One-Time Password Generation on a Mobile Computing Device” described under patent application (U.S. Serial Number 61/832534) for process and methods of for one-time password on mobile computing devices rel. We are currently in the process of recording a formal notice of assignment related to any inventions/patent applications with the United States Patent and Trademark Office currently held in the name of former executives of the Company.

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

Employees

We currently have three employees, our President and Chief Executive Officer, our Chief Financial Officer, and our Secretary. We utilize independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this Form 10-K. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history and since our inception have not generated revenues. Prospective investors should be aware of the difficulties encountered by such new enterprises, as management faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of our success must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which we will be operating.

IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, THERE IS SUBSTANTIAL DOUBT THAT WE MAY BE UNABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND ITS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

We have not generated revenues since our inception. As discussed in the Notes to the Financial Statements included in this Form 10-K, at the end of our reporting period on February 28, 2015, we have incurred cumulative net losses of $1,641,911.  We currently have limited liquidity, limited access to capital and no revenue generating activities.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to February 28, 2015.

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

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT WE WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have prepared audited financial statements for the year end for February 28, 2015. Our ability to continue to operate as a going concern is fully dependent upon obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operations.

WHEN GOLDENRISE BECAME OUR LARGEST SHAREHOLDER, IT GAVE THEM ABILITY TO CONTROL THE COMPANY WITHOUT OTHER SHAREHOLDERS’ APPROVAL.

Goldenrise is the largest stockholder and beneficially owns and has the right to vote approximately 92% of our outstanding common stock. As a result, it will have the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

a)	election of a board of directors;
b)	removal of any director;
c)	amendment of Articles of Incorporation or bylaws; and
d)	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the Company.

As a result of this ownership, it has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by former CEO and director Safa Movassaghi could affect the market price of its common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the Company may decrease. Our control over the Company’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.

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

WE MAY NOT BE ABLE TO MANUFACTURE OUR PLANNED PRODUCTS IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR AT ALL, WHICH COULD HARM OUR FUTURE PROSPECTS.

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

IF OUR PRODUCTS ARE NOT EFFECTIVELY PROTECTED BY VALID, ISSUED PATENTS OR IF WE ARE NOT OTHERWISE ABLE TO PROTECT OUR PROPRIETARY INFORMATION, IT COULD HARM OUR BUSINESS.

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

WE MAY NOT HAVE ADEQUATE PROTECTION FOR OUR UNPATENTED PROPRIETARY INFORMATION, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

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

TO THE EXTENT WE ENTER MARKETS OUTSIDE OF THE UNITED STATES, OUR BUSINESS WILL BE SUBJECT TO POLITICAL, ECONOMIC, LEGAL AND SOCIAL RISKS IN THOSE MARKETS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are leased and located at: 26381 Crown Valley Parkway, Suite 230, Mission Viejo, CA 92691.   We do not own any real property. The Company’s telephone number is (949) 582-5933.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material pending legal proceedings, nor to the knowledge of management is any material legal proceeding threatened against us. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CLDS. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid
2013
3/1/2013-5/31/2013	$1.42	$0.20
6/1/2013-8/31/2013	0.51	0.25
9/1/2013-11/30/2013	0.80	0.10
12/1/2013-2/28/2014	0.19	0.08
2014
3/1/2014-5/31/2014	$7.80	$3.12
6/1/2014-8/31/2014	4.13	0.74
9/1/2014-11/30/2014	4.90	0.72
12/1/2015-2/28/2015	3.53	0.71

As of May 28 2015, there were 17 registered holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

In connection with the transfer agreement with App Ventures, the Company issued 10,000 shares of its common stock on February 28, 2014, the date of close, valued at $80,000, based on the market value of the Company's common stock on such date

In connection with the distribution agreement with App Ventures, the Company issued 5,000 shares of its common stock on February 28, 2014, the date of close, valued at $40,000.

On March 17, 2014, the Company issued 8,125 shares of common stock valued at $48,750 in consideration of $48,750 in legal services in accounts payable under the Plan discussed below.

On July 14, 2014, the Company issued 10,000 shares of common stock valued at $34,500 in consideration of $34,500 in legal services under the Plan discussed below.

On January 22, 2015, pursuant to the Stock Purchase Agreement, entered into as of December 8, 2014 (the “SPA”), by and between the Company and Goldenrise Development, Inc., a California corporation (“Goldenrise”) the Company completed a 1:100 reverse stock split and issued 12,000,000 shares of the Company’s common stock to Goldenrise.

On February 17, 2015, the Company issued 10,000 shares of restricted common stock to a designee of our former law firm as full and final settlement of any monies owed to the law firm for services rendered.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2015.

Overview of Current Operations

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Subsequent to the closing of the pending transaction with Goldenrise, the Company will continue the development of its proprietary cloud security technology, MyComputerKey™, and related cloud computing security software product lines. The Company intends to use Goldenrise’s international contacts to assist with the development of its existing business while also seeking out acquisition targets to increase shareholder value. Specific acquisition targets are not yet known at this time.

Our flagship product, MyComputerKey™ is a proprietary, patent-pending technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. We completed Phase 1 (Version 3) of the MyComputerKey™ product in the year ended February 28, 2014 and are continuing our beta test for such product. Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project. Management is currently in negotiations with these developers to resolve and restructure the original contract. Our next phase for this product will be to complete the front-end graphic user interface design prior to release. We also intend to develop an APP version of this product for mobile devices (MyMobileKey™) and tablets (MyTabletKey™).

RESULTS OF OPERATIONS

We had no revenues in the years ending February 28, 2015 or 2014.

For the years ended February 28, 2015 and 2014, we incurred research and development of $0 and $502,604, respectively. During 2014, we incurred $298,500 in stock compensation expenses related to 3,750 shares of common stock issuable to Wee Kai under our agreement with him, $70,000 in stock compensation costs under our consulting agreement with Kerry Singh, and $80,000 in expenses associated with the stock issued for services with AppVentures.

For the years ended February 28, 2015 and 2014, we incurred marketing and distribution costs of $0 and $40,000, respectively. During 2014, we incurred $40,000 in marketing and distribution costs in the year ended February 28 2014, which included $40,000 for expenses associated with the stock issued in connection with a distribution agreement with AppVentures.

Our general and administrative expenses were $218,944 and $302,257 for the years ended February 28, 2015 and 2014, respectively. The primary reasons attributable for the decrease in 2015 resulted lower compensation to our former Chief Executive Officer and reduced office expense of $30,761 and $12,483, respectively.

Our net loss decreased to $220,231 in the year ended February 28, 2014 from $1,019,869. The reasons for the decrease included lower research and development costs, marketing and distribution costs and general and administration costs. During 2014, we also incurred $174,190 related the abandoned equity line financing.

Summary of any product research and development that we will perform for the term of our plan of operation.

We will continue development of multiple versions of our MyComputerKey™ product, including an APP version for mobile phones and tablets.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 28, 2015, we have three employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2015, we had cash and cash equivalents of $22 and a working capital deficit of $30,850 as compared to cash and cash equivalents of $22 and a working capital deficit of $150,369 as of February 28, 2014.

We had total liabilities of $88,084 as of February 28, 2015, consisting of current liabilities, which included $29,434 of accounts payable and $58,650 of accrued payroll.

We had a total stockholders’ deficit of $30,850 and an accumulated deficit of $1,641,911 as of February 28, 2015.

We used $134,963 of cash in operating activities for the year ended February 28, 2015, which was attributable primarily to our net loss of $220,231 and $49,482 reduction on accounts payable. These amounts were partially offset by $96,750 in stock-based compensation issuance for legal services and a $38,000 increase in accrued compensation.

During 2015, we issued 12,000,000 shares of our common stock to Goldenrise for a purchase price of $180,000 of which we have received $122,963 and $57,037 is being held by a company for the benefit of the creditors of Cloud Security to ensure that all outstanding obligations of the Company be satisfied and is due and payable to us. We also received $12,000 in advances from a former related party.

Since inception through October 27, 2014, we have received advances from, and had expenses paid on its behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a former director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $10.00 per share. The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above. After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of our shares by an existing shareholder at $10.00 per share or 12,560 shares, and thus no new shares were issued of the Company. During the years ended February 28, 2015 and 2014, Leeward Ventures contributed $12,000 and $136,775, respectively, to us for 13,678 and 147,500 shares, respectively at $10.00 per share under a $500,000 subscription agreement to purchase 5,000 shares from an existing shareholder.   On October 27, 2014, Mr. Grieves resigned as a member of the board of directors and waived the advances owed to him.

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

Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the MyComputerKey™ project. Management is currently in negotiations with these developers to resolve and restructure the original contract.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results, including our inability to acquire the source code for Phase 1 (Version 3) of our MyComputerKey™ product. We have no commitments to provide us with financing in the future, other than described above. Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and its budget for fiscal year ending 2016. We may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cloud Security Corporation

We have audited the accompanying balance sheets of Cloud Security Corporation (the “Company”) as of February 28, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Security Corporation as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company requires working capital to continue to develop, operate and market its products. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

dbbmckennon

Newport Beach, California

May 29, 2015

PART I – FINANCIAL INFORMATION

CLOUD SECURITY CORPORATION

BALANCE SHEETS

	February 28, 2015	February 28, 2014
ASSETS
Current assets:
Cash	$22	$22
Receivable (Note 3)	57,037	–
Deposit	175	175
TOTAL ASSETS	$57,234	$197

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,434	$78,916
Accrued payroll and related	58,650	20,650
Related party advances	–	51,000
Total liabilities	88,084	150,566

Commitments and contingencies (Note 4)	–	–

Stockholders' deficit:
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,026,980 and 999,581 issued and shares outstanding at February 28, 2015 and 2014, respectively	13,027	999
Additional paid-in capital	1,598,034	1,270,312
Accumulated deficit	(1,641,911)	(1,421,680)
Total stockholders' deficit	(30,850)	(150,369)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,234	$197

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2015	For the Year Ended February 28, 2014
Revenue	$–	$–

Research and development	–	502,604
Marketing and distribution	–	40,000
General and administrative	218,944	302,257

Loss from operations	(218,944)	(844,861)

Other expense:
Abandoned financing costs	–	174,190
Total other expense	–	174,190

Loss before provision for income taxes	(218,944)	(1,019,051)

Provision for income taxes	1,287	818

Net loss	$(220,231)	$(1,019,869)

Weighted average shares basic and diluted	2,260,988	976,958
Weighted average basic and diluted loss per common share	$(0.10)	$(1.04)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2013	972,000	$972	$456,949	$(401,811)	$56,110
Stock issued to chief technical advisor ($1.34 per share) in April 2013	500	1	66,999	–	67,000
Stock issued to chief technical advisor ($1.17 per share) in May 2013	750	1	87,749	–	87,750
Stock issued to chief technical advisor ($4.40 per share) in July 2013)	1,250	1	54,999	–	55,000
Stock issued to chief technical advisor ($7.10 per share) in October	1,250	1	88,749	–	88,750
Stock issued to research and development consultant ($1.40 per share) in December 2013	5,000	5	69,995	–	70,000
Stock issued for transfer agreement with App Ventures ($8.00 per share) in February 2014	10,000	10	79,990	–	80,000
Stock issued for distribution agreement with App Ventures ($8.00 per share) in February 2014	5,000	5	39,995	–	40,000
Contributed capital from related party towards subscription agreement	–	–	147,500	–	147,500
Contributed services	–	–	13,200	–	13,200
Shares for abandoned financing costs ($5.80 per share) in September 2013	2,831	3	164,187	–	164,190
Net loss	–	–	–	(1,019,869)	(1,019,869)
Balance at February 28, 2014	998,581	999	1,270,312	(1,421,680)	(150,369)
Stock issued for legal services ($6.00 per share) in March 2014	8,125	8	48,742	–	48,750
Stock issued to legal services ($3.45 per share) in July 2014	10,000	10	34,490	–	34,500
Contributed capital from former director	–	–	63,000	–	63,000
Stock issued for legal services ($1.35 per share) in February 2015	10,000	10	13,490	–	13,500
Stock sale to Goldenrise Development, Inc.	12,000,000	12,000	168,000	–	180,000
Stock split	274	–	–	–	–
Net loss	–	–	–	(220,231)	(230,231)
Balance at February 28, 2015	13,026,980	$13,027	$1,598,034	$(1,641,911)	$(30,850)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net loss	$(220,231)	$(1,019,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	–	13,200
Stock compensation for legal fees	96,750	–
Stock compensation for chief technical advisor	–	298,500
Stock compensation for marketing and distribution consultant	–	70,000
Stock for transfer agreement with App Ventures	–	80,000
Stock for distribution agreement with App Ventures	–	40,000
Impairment of website and software costs	–	164,190
Changes in operating assets and liabilities:
Accounts payable	(49,482)	52,595
Accrued liabilities	38,000	15,500
Net cash used in operating activities	(134,963)	(285,884)

Cash flows from investing activities:
Deposits	–	125
Net cash provided by (used in) investing activities	–	125

Cash flows from financing activities:
Proceeds from sale of common stock	122,963	–
Proceeds from contribution agreement	–	147,500
Proceeds from related party advances	12,000	51,000
Net cash provided by financing activities	134,963	198,500

Net change in cash	–	(87,259)
Cash, beginning of period	22	87,281
Cash, end of period	$22	$22

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$10,000
Taxes	$1,287	$818

Non-cash investing and financing activities:
Forgiveness of note payable to former director	$63,000	$–
Contributed services	$–	$13,200

See accompanying notes to financial statements

CLOUD SECURITY CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

1.	Organization and Business

Cloud Security Corporation, formerly Accend Media, (the “Company”) was incorporated in the State of Nevada on December 20, 2010. On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California (the “Merger”).  Cloud Star’s Chief Executive Officer assigned its rights and interests in technology named “The VirtualKey Desktop Solution” (the “MyComputerKey”) and additional cloud security technology products which were transferred to the Company in connection with the Merger.  Following the Merger, the Company conducted the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”.

The Company’s principal business has been the software development of the MyComputerKey; however, due to cash flow constraints, we were unable to proceed with development in fiscal 2015. The Company is currently evaluating the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications.

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

The Company completed Phase 1 (Version 3) of the MyComputerKey product in the year ended February 28, 2014. Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project, as well as further feasibility.

Stock Purchase Agreement

On December 8, 2014, the Company entered into a stock purchase agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”) whereby the Company sold 12,000,000 shares of its common stock for $180,000 to Goldenrise representing to approximately 92% of the outstanding shares. The Company’s directors and officers immediately preceding the close of this transaction resigned at closing. Goldenrise designated the current directors and officers of the Company. The transaction effectuated a change in control of the Company.

In connection with the Agreement, the Company also entered into a Consulting Agreement with its Chief Executive Officer, Safa Movassaghi, whereby, at closing of the Agreement, Mr. Movassaghi will remain with the Company as a consultant for a period of six (6) months to continue the development of the Company’s mobile software cloud security business.

We will continue to evaluate and develop our proprietary cloud security technology, MyComputerKey, and related cloud computing security software product lines. We intend to use Goldenrise’s international contacts to assist with the development of its existing business while also seeking out acquisition targets to increase shareholder value. Specific acquisition targets are not yet known at this time.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Stock Split

On January 22, 2015, the Company effectuated a one (1) for one hundred (100) reverse stock split of the Company's common stock. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,641,911 as of February 28, 2015.  The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

We do not own any manufacturing facilities and we intend to utilize contract manufacturers to meet manufacturing needs. Accordingly, if any of its proposed products become available for widespread sale, we may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect its future prospects.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivable deposits, accounts payable, accrued payroll and related costs, and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term in nature or they are payable on demand. Cash of $22 and $22 represent the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at February 28, 2015 and 2014, respectively.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of February 28, 2015 and 2014, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

As of February 28, 2015, the Company had no capitalized software costs, as all such costs were deemed research and development.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will became effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended August 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.	Receivable

As discussed in Note 1, the Company issued 12,000,000 shares for $180,000. In connection therewith, the monies were deposited with a company for the benefit of the creditors of Cloud Security to ensure that all outstanding obligations of the Company be satisfied. During the year ended February 28, 2015, the escrow agent paid $122,963 of liabilities on behalf of the Company; as of February 28, 2015, we had a receivable from the escrow agent in the amount of $57,037. Subsequent to year end, the balance outstanding as of February 28, 2015 of $57,037 was paid to satisfy the remaining Company obligations.

4.	Commitments and Contingencies

Operating Lease

On November 26, 2012, the Company entered into an operating lease with a company related to a former director of Cloud Security for its corporate office on a month to month basis for $650 per month. The rent has decreased to $125 per month effective in January 2014. There is a $175 deposit with the related entity recorded on the accompanying balance sheet due to prepayment of rents.

Payroll

The Company has processed compensation to its former chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. The Company intended to start processing its payroll under Form W-2 in the first or second fiscal quarter of 2013; however, such was not processed due to lack of liquidity considerations. The Company does not expect that any fees or penalties incurred as a result will cause significant misreporting of our financial condition and results of operations.

On December 8, 2014, in connection with that certain SPA, the Company settled all accrued payroll claims with its former chief executive officer in connection with the execution of a consulting agreement with the Company.

5.	Related Party Transactions

During the year ended February 28, 2014, Leeward Ventures, a company controlled by Walter Grieves, a former director, advanced $52,500 to the Company to fund operations. The Company repaid $1,500 of these advances during the year ended February 28, 2014 and accordingly $51,000 in advances remained unpaid at February 28, 2014. During 2014, Leeward Ventures, advanced $63,000 to the Company to fund operations.

On October 27, 2014, Mr. Greeves resigned as a member of the board of directors and waived the advances owed to him. During 2015, Safa Movassaghi had advanced $900 to the Company. In connection with the execution of a consulting agreement with the Company, Mr. Movassaghi released any advances owed to him. The Company recorded the forgiveness of the advances as contributed capital in accompanying financial statements.

6.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $ 0.001 par value preferred stock. As of February 28, 2014 and 2015, no preferred stock has been issued.

Common Stock Transactions

On March 29, 2013, the Company entered into an agreement with Wee Kai for the position of Contract Chief Technical Advisor (“Contract CTA”) for the term of one (1) year. Under this agreement, the Company was to pay $2,500 per month. In addition, the Company agreed to issue 5,000 shares of common stock. The shares were to vest as follows: 500 April 1, 2013; 750 May 1, 2013; 1,250 July 1, 2013; 1,250 October 1, 2013 and 1,250 January 1, 2014. Effective November 1, 2013, Wee Kai resigned from his position with the Company. The certificates for these shares have not actually been issued. However, the financial statements and notes for the year ended February 28, 2014 and 2015 have been prepared to reflect issuance of the 3,750 shares vested under this Agreement.

During the year ended February 28, 2014, the Company recorded $298,500 for services rendered by the Contract CTA for 3,750 shares as reflected in the accompanying statement of stockholders' deficit. Certificates for these shares have not yet been delivered. However, these shares are reflected as outstanding in the accompanying financial statements and notes herein. The shares were fully vested on the dates of completion of performance and stock compensation expense of $298,500 was recorded during the year ended February 28, 2014 as research and development expense. The compensation expense was determined based on the estimated fair value of the common stock upon vesting, and at the end of each reporting period for unvested shares. In the event the expense was lower upon a vesting date than a previous reporting date, compensation was not reversed.

In connection with the transfer agreement with App Ventures, the Company issued 10,000 shares of its common stock on February 28, 2014, the date of close, valued at $80,000, based on the market value of the Company's common stock on such date. The Company recorded $80,000 of research and development expense in the financial statements during the year ended February 28, 2014. The Company did not capitalize the cost incurred for the intangible assets acquired under the transfer agreement because of the nature of the development activities, the uncertainty surrounding product completion, and uncertainty regarding future benefit and recovery of such costs, due to lack of financing to further intended products and ultimately commercialization.

In connection with the distribution agreement with App Ventures, the Company issued 5,000 shares of its common stock on February 28, 2014, the date of close, valued at $40,000, and management immediately recorded such cost as marketing and distribution expense in the financial statements. The Company did not capitalize the cost incurred for the distribution agreement because of the uncertainties discussed in the preceding paragraph.

On December 3, 2013, the Company entered into a consulting agreement with Kerry Singh, the sole officer, director and shareholder of App Ventures, to provide business development services in the area of marketing software solutions for web application security and mobile security. The agreement is for a term of one-year and contains a two-year non-compete and non-solicitation provisions. In consideration of Mr. Singh’s services, the Company issued Mr. Singh 5,000 shares of its common stock. In connection with the issuance, on December 3, 2013, the Company recorded $70,000 of stock compensation as research and development expense in the financial statements during the year ended February 28, 2014. The Company did not amortize the stock compensation over one-year due to the uncertainties discussed above.

On March 17, 2014, the Company issued 8,125 shares of common stock valued at $48,750 in consideration of $48,750 in legal services.

On July 14, 2014, the Company issued 10,000 shares of common stock valued at $34,500 in consideration of $34,500 in legal services.

On February 27, 2015, the Company issued 10,000 shares of common stock valued at $13,500 for settlement of an outstanding legal bill.

Contributed Services

During the year ended February 28, 2014, accrued salaries of $12,000, plus accrued taxes of $1,200 for Scott Gerardi pursuant to his employment contract were waived by his consent and board resolution in May 2013. Scott Gerardi’s employment agreement ended May 31, 2013 and was not renewed. Contributed services totaling $0 and $13,200, for the years ended February 28, 2015 and 2014, respectively, have been recognized in the statements of stockholders’ deficit as contributed services, and the accompanying statements of operations as general and administrative expenses.

Financing Transaction

On September 12, 2013, the Company entered into a term sheet to provide $2,000,000 in equity financing. The agreement called for a payment of $15,000 toward expenses of the offering. On September 17, 2013, the Company issued 2,831 shares as commitment shares under the term sheet and paid $10,000 towards expenses of the financing. The shares were valued at $58.00 per share or $164,190 and were recorded as deferred financing costs. However, as of February 28, 2014, the financing did not come to fruition and financing costs of $174,190 were charged to other expense in the financial statements.

Contributed Capital

During the year ended February 28, 2014, Leeward Ventures contributed $147,500, $262,371, and $409,871 to the Company for 14,750 shares at $10.00 per share under a $500,000 subscription agreement to purchase 50,000 shares from an existing shareholder. On October 27, 2014, Leeward and the Company entered into a General Release agreement whereby the amounts advanced by Leeward amounted $63,000. The amounts advanced were part of a subscription agreement whereby Leeward was to purchase $500,000 shares of common stock from an existing shareholder. Leeward and the Company terminated the agreement. As part of the settlement, Leeward forgave the $63,000 advanced. The amount forgiven is considered contributed capital to the Company and the settlement released Leeward’s funding commitment. The shares held by Leeward were retained by Leeward.

2014 Stock Incentive Plan

On January 27, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of February 28, 2015, 131,875 shares are available for issuance under the Plan.

7.	Income Taxes

As of February 28, 2015, the Company had net operating loss carry forwards of approximately $771,812 that may be available to reduce future years' federal taxable income for 20 years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these net operating loss carry forwards. Net operating losses will begin to expire in 2023.

The following table presents the current income tax provision for federal and state income taxes for the years ended February 28, 2015 and 2014:

	For the Year Ended February 28, 2015	For the Year Ended February 28, 2014
Current tax provisions:
Federal	$–	$–
State	1,287	818
Total provision for income taxes	$1,287	$818

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended February 28, 2015 and 2014:

	For the Year Ended February 28, 2015	For the Year Ended February 28, 2014
US federal statutory income tax rate	-34%	-34%
State tax - net of benefit	-6%	-6%
Total provision for income taxes	0%	-40%
Non-deductible expenses, net of federal benefit	0%	26%
Increase in valuation allowance	40%	14%
Other	0%	0%
Total provision for income taxes	0%	0%

The Company's most significant non-deductible expenses relate to shares issued for various agreements which aggregate approximately $673,000 since Inception.

The components of the Company's deferred tax assets for federal and state income taxes as of February 28, 2015 and 2014 consisted of the following:

	February 28, 2015	February 28, 2014
Non-current deferred tax assets
Net operating loss carry forwards	$310,000	$222,000
Less: valuation allowance	(310,000)	(222,000)
Net deferred tax assets	$–	$–

During the years ended February 28, 2015 and 2014, the valuation allowance increased approximately $88,000 and $84,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2015. Net operating losses may be limited as a result of the merger with Cloud Security and the sale of stock to Goldenrise.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded its internal controls over financial reporting were effective as of February 28, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this Form 10-K.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Form 10-K, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers.

The following table sets forth the names, ages and positions of our executive officers and directors. All directors serve for a term set to expire at the next annual meeting of stockholders of the Company or until their successors are elected and qualified. All officers are appointed by our board of directors and their terms of officer are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position & Offices Held
Sam (Ning) Liu	53	President, Chief Executive Officer and Chairman of the Board of Directors since February 11, 2015
Derek Yu	30	Chief Financial Officer and Director since February 11, 2015
Zhen Mu	20	Secretary and Director since February 11, 2015
Michael Dunn	63	Director since February 11, 2015
Jie Lai	24	Director since February 11, 2015
Safa Movassaghi	52	Former Chairman, President, Chief Executive Officer, and Secretary beginning on May 7, 2012, resigned as an officer on February 11, 2015 and as a Director on February 17, 2015.
Walter Grieves	53	Former Director beginning on May 7, 2012, resigned on October 27, 2014
Ira D. Lebovic	41	Former Director beginning on May 7, 2012, resigned on February 11, 2015

Biographies of Current Directors and Executive Officers

Mr. Sam (Ning) Liu, Chairman/President/Chief Executive Officer. Mr. Liu, who is originally from Fuzhou, Fujian, China, is a businessman, investor and philanthropist. Sam Liu is the founder and serves as the President of American International Cultural Exchange Foundation (AICEF) in Los Angeles, California. AICEF is a non-profit organization that promotes cultural interaction between China and the United States. AICEF has successfully hosted more than 100 large-scale theatrical performance and events, including Spirit of Chang An, Yulan-Love of the World, and The Terracotta Nutcracker. Mr. Liu has also served as President of a health products manufacturer with annual sales over $80 million and as a senior manager of a trading company with annual sales over $300 million, both doing business in the United States and China. In addition, from 2005 to the present, Mr. Liu has assisted the Chinese domestic enterprises in the development of their business in the United States. Mr. Liu, who has a Masters of Art Degree from Beijing University, has been active in founding, organizing and managing a number of foreign investment projects to China. He has served as a senior executive in five different public companies in the U.S. and three in Hong Kong. He has extensive experience in international trade, finance, venture capital, private placement and cultural activities.

Mr. Derek Yu, Chief Financial Officer/Director. Mr. Yu obtained his Masters of Accounting degree from the School of Business and Management of National University in San Diego, California. Since 2010, Mr. Yu has been working as the Chief Financial Officer for AICEF in Los Angeles, California. Mr. Yu’s responsibilities as CFO include financial accounting, accounts receivable, accounts payable, project budgeting, payroll and cost management. Mr. Yu is fluent in Chinese and English.

Zhen Mu, Secretary/Director. Ms. Mu has worked as Secretary of AICEF since 2014. Ms. Mu’s main responsibilities include administration, providing customer service and assisting with details of hosting the international events. Ms. Mu excels at developing strong relationships with staff, senior executives, and clients. Ms. Mu also conducts due diligence on behalf of AICEF on its various projects and acquisitions, and is entrusted with reviewing and analyzing confidential documents. Ms. Mu is fluent in Chinese and English.

Michael Dunn, Director. Mr. Dunn is an experienced business leader and executive with extensive experience managing and operating public companies. Mr. Dunn previously served as Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of Global Future City Holding Inc. (OTCQB: FTCY) (fka FITT Highway Products, Inc.) from May 28, 2008 until April 17, 2015. From December 1995 through 2010, Mr. Dunn was the Chief Executive Officer of Bankers Integration Group, Inc., an e-commerce company serving the automotive finance and insurance industry. In mid-1995 through 2006, Mr. Dunn started a company that generated a $60 million auto portfolio which later sold the paper to a subsidiary of General Motors. Mr. Dunn interfaced with the top CEOs of automotive companies, including Harold Poling, the former CEO and Chairman of Ford Motor Company, and Bob Eaton, the former Chairman and CEO of Daimler Chrysler. Mr. Dunn secured $22.2 million in equity financing for the Company, plus an additional $20.8 million and $1.9 million in debt and lease financing, respectively. Bankers Integration Group, Inc. filed for Chapter 11 bankruptcy protection in October of 2007, and Mr. Dunn acted as the Trustee and coordinated the sale of the assets. The case was closed on November 17, 2010. Mr. Dunn also served as Chairman and Chief Executive Officer of Mountaineer Gaming, a gaming and entertainment company, where he coordinated the design and implementation of a $10 million renovation of the racetrack, and put into service over 700 new video lottery machines. The park had over 450 employees while Mr. Dunn was Chairman and CEO of the public company. He was instrumental in raising investor capital of approximately $17 million, plus an additional $17 million in construction loan and equipment lease financing. Mr. Dunn has vast experience as being the owner, manager, and director of various businesses, both large and small. Mr. Dunn attended La Crosse State University, Wisconsin, in business and has extensive training in business management and leadership.

Jie Lai, Director. Ms. Lai, who is originally from China, received her Bachelor of Management degree from Dong Hua University and her Bachelor of Laws degree from East China University of Political Science and Law in Shanghai, China. Since relocating to the United States, Ms. Lai has obtained L.L.M Certificates in Business Law and Negotiation from University of Southern California, Gould School of Law and Harvard Law School, respectively. Ms. Lai has extensive business and legal experience in both China and the United States specializing in business negotiations, M&A, business valuation and financial modeling.

Significant Employees

None

Family Relationships

None.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of Form 10-K, all current executive officers, directors and persons who beneficially own more than ten percent of our common stock are current in their Section 16(a) reporting.

Board of Directors

Our board of directors currently consists of five members. All directors serve for a term set to expire at the next annual meeting of stockholders of the Company or until their successors are elected and qualified.

Audit Committee

The Company does not presently have an Audit Committee. No qualified financial expert has been hired because the Company is too small to afford such expense.

Committees and Procedures

1.	The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2.	The view of the Board of Directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3.	The members of the Board who acts as nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4.	The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5.	The basis for the view of the Board of Directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6.	The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7.	There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8.	The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

The officers, directors and employees of the Company are held to the highest standards of honest and ethical conduct when conducting the affairs of the Company. All such individuals must act ethically at all times in connection with services provided to the Company. We have not, however, adopted a formal, written corporate code of ethics that applies to our officers, directors and employees.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to us. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired our shares, unless the transaction is approved by our Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control.

Director Independence

Our board of directors has determined that currently Michael Dunn and Jie Lai qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended February 28, 2015 and 2014 in all capacities for the accounts of our named executive officers:

Summary Compensation Table
						Stock	Option		All Other
Name and Position	Year	Salary			Bonus	Awards ($)	Awards ($)		Compensation	Total ($)
Safa Movassaghi	2015		$75,000		–	–		$–	–		$–
Former President, Chief Executive Officer And Secretary (until February 11, 2015)	2014		$90,000	(1)	–	–		$–	–		$90,000

Sam (Ning) Liu	2015		$–		–	–		$–	–		$–
President and Chief Executive Officer	2014	$	N/A		N/A	N/A	$	N/A	N/A	$	N/A

Derek Yu	2015		$–		–	–		$–	–		$–
Chief Financial Officer	2014	$	N/A		N/A	N/A	$	N/A	N/A	$	N/A

Zhen Mu	2015		$–		–	–		$–	–		$–
Secretary	2014	$	N/A		N/A	N/A	$	N/A	N/A	$	N/A

_______________

(1)	$45,900 of which was accrued and unpaid at February 28, 2015

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended February 28, 2015.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Employment Agreements

We do not have any current employment agreements with our named executive officers.

Potential Payments upon Termination

None.

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal years ended February 28, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 28 2015 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from May 12, 2015, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from May 12, 2015.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)
Goldenrise Development, Inc.	12,000,000	92.0%
Sam (Ning) Liu, CEO, President and Chairman	0	0.0%
Derek Yu, CFO and Director	0	0.0%
Zhen Mu, Secretary and Director	0	0.0%
Michael Dunn, Director	0	0.0%
Jie Lai, Director	0	0.0%
All Directors and Officers as a Group	0	0.0%

_______________

(1)	Unless otherwise stated, the address is 26381 Crown Valley Parkway, Suite 230, Mission Viejo, CA 92691.

(2)	Percent of Class is based on 13,043,230 shares issued and outstanding.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of February 28, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	$–	13,187,500
Total	–	$–	13,187,500

_______________

(1)	2014 Stock Incentive Plan. On January 27, 2014, our board of directors adopted the 2014 Stock Incentive Plan (“Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 150,000 shares, subject to adjustment. Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the Company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the Plan. Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 131,875 shares, and as of February 28, 2015, we have issued 18,125 shares under the Plan. Since March 1, 2014, we have issued 18,125 shares under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Convertible Notes Payable; Contributed Capital and Advances

The Company received advances from, and had expenses paid on its behalf by, Leeward Ventures (“Leeward”), a company controlled by Walter Grieves, a former director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $0.10 per share. The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above. After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of our shares by an existing shareholder at $10.00 per share or 1,256 shares, and thus no new shares were issued of the Company. As a result, $125,596 was recorded as contributed capital. Also see Note 5 to our financial statements for discussion of additional advances made by this related party as contributed capital.

During the years ended February 28, 2014 and 2015, Leeward contributed $147,500 and $63,000, respectively, to us for 14,750 and 0 shares, respectively at $10.00 per share under a $500,000 subscription agreement to purchase 50,000 shares from an existing shareholder. As a result, no new shares were issued by the Company. As a result, the subscriptions have been recorded as contributed capital in the accompanying financial statements.

During the year ended February 28, 2015, Leeward, a company controlled by a director was repaid $12,000 of prior advances.

Since March 1, 2014, Leeward, a company controlled by a director advanced $10,500 to the Company to fund operations. The advances do not incur interest and are payable upon demand.

On October 27, 2014, Leeward and the Company entered into a general release and waiver agreement whereby the amounts advanced by Leeward amounted to $63,000 shall be considered contributed capital to the Company and will fulfill Leeward’s funding commitment. In exchange, the shares held by Leeward which should have been returned to the Company were retained by Leeward. As part of the settlement, Leeward forgave the $63,000 advanced. The amount forgiven is considered contributed capital to the Company and the settlement released Leeward’s funding commitment.

Operating Lease

As of May 1, 2015, the Company entered into an operating lease for its headquarters located at 26381 Crown Valley Parkway, Suite 230, Mission Viejo, CA 92691. The lease is on a month to month basis. The rent under this lease is $500 a month.

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

Promoters

None.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our financial statements for the fiscal years ended February 28, 2015 and 2014.

Audit Fees

dbbmckennon billed us $14,000 in fees for the audit of our financial statements for the year ended February 28, 2015 and $17,000 in fees for the audit of our financial statements for the year ended February 28, 2014.  dbbmckennon billed us $5,000 for the review of our quarterly financial statements for quarter ended May 31, 2014. TAAG, our predecessor auditors for billed us a total of $5,000 for the review of our quarterly financial statements for the quarters ended August 31, 2014 and November 30, 2014.

Audit Related Fees

dbbmckennon billed us $5,604 for audit related services for the year ended February 28, 2015. There were $2,200 fees for audit related services for the year ended February 28, 2014 in connection with proposed acquisitions by the Company.

Tax Fees

We have not yet incurred tax preparation fees for the year ended February 28, 2015. We incurred tax preparation fees of $6,500 during 2015 in connection with the preparation of our tax returns for the years ended December 31, 2011 through December 31, 2014.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules: None.

(3)	Exhibits: See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws, ), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	Employment Agreement for Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.2	Share Lock-Up Agreement with Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.3	Share Lock-Up Agreement with Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.4	Share Lock-Up Agreement with Ira Lebovic, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.5	Voting Trust Agreement, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.6	Contract CTA Agreement with Wee Kai Ng, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.7	Joint Venture Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.8	Transfer Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.9	Distribution Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Current Report on Form 8-K filed on June 13, 2014.
10.10	Consulting Agreement dated December 3, 2013 between Cloud Security Corp. and Kerry Singh, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.11	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.12	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.13	Consulting Agreement, dated December 8, 2014 between Cloud Security Corp. and Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
23.1	Consent of dbbmckennon *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 29, 2015	/s/ Sam (Ning) Liu
Name: Sam (Ning) Liu
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: May 29, 2015	/s/ Derek Yu
Name: Derek Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam (Ning) Liu	President, Chief Executive Officer and Director	May 29, 2015

/s/ Derek Yu	Chief Financial Officer and Director	May 29, 2015

/s/ Zhen Mu	Secretary and Director	May 29, 2015

/s/ Michael Dunn	Director	May 29, 2015

/s/ Jie Lai	Director	May 29, 2015

