Form 10-Q
period 2015-05-31
CLOUD SECURITY CORP.
filed 2015-07-15
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54440

CLOUD SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26381 Crown Valley Parkway Suite 230 Mission Viejo, CA 92691
(Address of principal executive offices)

Issuer’s telephone number: (949) 582-5933

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

As of July 14, 2015, 13,026,980 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

May 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

(unaudited)

	May 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash	$188	$22
Receivable (Note 3)	36,532	57,037
Deposit	175	175
TOTAL ASSETS	$36,895	$57,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$56,617	$29,434
Accrued payroll and related	1,690	58,650
Total liabilities	58,307	88,084

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at May 31, 2015 and February 28, 2015, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,043,230 issued at May 31, 2015 and February 28, 2015; 13,026,980 shares outstanding at May 31, 2015 and February 28, 2015, respectively	13,027	13,027
Additional paid-in capital	1,628,034	1,598,034
Accumulated deficit	(1,662,473)	(1,641,911)
Total stockholders' deficit	(21,412)	(30,850)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,895	$57,234

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Revenue	$–	$–

General and administrative	20,562	40,661

Loss before provision for income taxes	(20,562)	(40,661)

Provision for income taxes	–	–

Net loss	(20,562)	(40,661)

Weighted average shares basic and diluted	13,026,980	1,006,350
Weighted average basic and diluted loss per common share	$(0.00)	$(0.04)

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Cash flows from operating activities:
Net loss	$(20,562)	(40,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	27,183	6,121
Accrued liabilities	(56,960)	22,750
Net cash used in operating activities	(50,339)	(11,790)

Cash flows from financing activities:
Capital contribution from Goldenrise	30,000	–
Proceeds from the prior period sale of common stock	20,505	–
Proceeds from related party advances / loans	–	12,000
Net cash provided by financing activities	50,505	12,000

Net change in cash	166	210
Cash, beginning of period	22	22
Cash, end of period	$188	$232

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

Cloud Security Corporation, formerly Accend Media (the “Company”), was incorporated in the State of Nevada on December 20, 2010. On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California (the “Merger”). Cloud Star’s then Chief Executive Officer assigned his rights and interests in technology named “The VirtualKey Desktop Solution” (the “MyComputerKey”) and additional cloud security technology products to the Company in connection with the Merger.  Following the Merger, the Company conducted the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”.

The Company’s principal business has been the software development of the MyComputerKey; however, due to cash flow constraints, we were unable to proceed with development in fiscal 2015. The Company is currently evaluating the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications.

Stock Purchase Agreement

On December 8, 2014, the Company entered into a stock purchase agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”) whereby the Company sold 12,000,000 shares of its common stock for $180,000 to Goldenrise representing approximately 92% of the outstanding shares. The Company’s directors and officers immediately preceding the close of this transaction resigned at closing. Goldenrise designated the current directors and officers of the Company. The transaction effectuated a change in control of the Company.

In connection with the SPA, the Company also entered into a Consulting Agreement with its then Chief Executive Officer, Safa Movassaghi, whereby, at closing of the SPA, Mr. Movassaghi was to remain with the Company as a consultant for a period of six (6) months to continue the development of the Company’s mobile software cloud security business.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The results of operations for the three months ended May 31, 2015, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,662,473 as of May 31, 2015. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

New Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.	Receivable

As discussed in Note 1, the Company issued 12,000,000 shares of common stock for $180,000. In connection therewith, the monies were deposited with a company for the benefit of the creditors of the Company to ensure that all outstanding obligations of the Company be satisfied. During the year ended February 28, 2015, this entity paid $122,963 of liabilities on behalf of the Company. During the three months ended May 31, 2015, Goldenrise made a capital contribution of $30,000 which is being held by this company. As of May 31, 2015 and February 28, 2015, the Company had a receivable from this entity in the amount of $36,532 and $57,037, respectively.

4.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of May 31, 2015 and February 28, 2015, no preferred stock has been issued.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of May 31, 2015, 131,875 shares are available for issuance under the Plan.

Capital Contribution

During the three months ended May 31, 2015, Goldenrise contributed $30,000 to fund business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2015.

Overview of Current Operations

Our principal business has been the software development of the MyComputerKey; however, due to cash flow constraints, we were unable to proceed with development in fiscal 2015. We are currently evaluating the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications.

On December 8, 2014, we entered into a stock purchase agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”) whereby we sold 12,000,000 shares of our common stock for $180,000 to Goldenrise representing to approximately 92% of the outstanding shares. Our directors and officers immediately preceding the close of this transaction resigned at closing. Goldenrise designated our current directors and officers. This transaction effectuated a change in control.

In connection with the SPA, we also entered into a Consulting Agreement with Safa Movassaghi, the then current Chief Executive Officer whereby, at closing of the SPA, Mr. Movassaghi agreed to remain with us as a consultant for a period of six (6) months to continue the development of our mobile software cloud security business.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

We had no revenues in the years ending May 31, 2015 or 2014.

During the 2015 and 2014 periods, we incurred research and development expenses of $0.

During the 2015 and 2014 periods, we incurred general and administrative expenses of $20,562 and $40,661, respectively. The primary reasons attributable for the decrease during the 2015 period was a reversal of estimates of previously accrued compensation and related taxes of $19,603, resulting lower compensation to our former Chief Executive Officer.

Our net loss decreased to $20,562 for the 2015 period from $40,661 for the 2014 period. The decrease was attributable to lower and general and administration costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015, we had cash and cash equivalents of $188 and a working capital deficit of $21,412 as compared to cash and cash equivalents of $22 and a working capital deficit of $30,850 as of May 31, 2015.

We had total liabilities of $58,307 as of May 31, 2015, consisting of current liabilities, consisting primarily of accounts payable.

We had a total stockholders’ deficit of $21,412 and an accumulated deficit of $1,662,473 as of May 31, 2015.

We used $50,339 of cash in operating activities for the three months year ended May 31, 2015, which was attributable primarily to our net loss of $20,562 and $29,777 in aggregate reductions of accounts payable and accrued payroll.

During the three months ended May 31, 2015 cash provided by financing activities was $50,505 as we received a $30,000 capital contribution from Goldenrise and $20,505 in proceeds from the prior period sale of common stock. Cash from financing activities for the 2014 period was $12,000 and consisted of advances from a former related-party.

During the year ended February 28, 2015, we issued 12,000,000 shares of our common stock to Goldenrise for a purchase price of $180,000 of which we have received $173,468 and $6,532 is being held by a company for the benefit of the creditors of the Company to ensure that all outstanding obligations of the Company be satisfied and is due and payable to us.

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

Since we have limited liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results, including our inability to acquire the source code for Phase 1 (Version 3) of our MyComputerKey™ product. We have no commitments to provide us with financing in the future, other than described above. For the year ended February 28, 2015, our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Sam (Ning) Liu pursuant to Rule 13a-14(a)	Filed herewith.

31.2	Certification of Derek Yu pursuant to Rule 13a-14(a)	Filed herewith.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Schema Document	Filed herewith.

101.CAL	XBRL Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Label Linkbase Document	Filed herewith.

101.PRE	XBRL Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015	/s/ Sam (Ning) Liu
Name: Sam (Ning) Liu
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: July 15, 2015	/s/ Derek Yu
Name: Derek Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

