Form 10-Q
period 2015-08-31
CLOUD SECURITY CORP.
filed 2015-10-09
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of October 9, 2015, 13,026,980 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

AUGUST 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

(unaudited)

	August 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash	$632	$22
Receivable (Note 3)	–	57,037
Deposit	175	175
TOTAL ASSETS	$807	$57,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$43,859	$29,434
Accrued payroll and related	1,690	58,650
Total liabilities	45,549	88,084

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at August 31, 2015 and February 28, 2015	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,043,230 issued at August 31, 2015 and February 28, 2015; 13,026,980 shares outstanding at August 31, 2015 and February 28, 2015	13,027	13,027
Additional paid-in capital	1,627,926	1,598,034
Accumulated deficit	(1,685,695)	(1,641,911)
Total stockholders' deficit	(44,742)	(30,850)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$807	$57,234

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended August 31, 2015	For the Three Months Ended August 31, 2014	For the Six Months Ended August 31, 2015	For the Six Months Ended August 31, 2014
Revenue	$–	$–	$–	$–

General and administrative	23,222	75,488	43,784	116,149

Loss before provision for income taxes	(23,222)	(75,488)	(43,784)	(116,149)

Provision for income taxes	–	–	–	–

Net loss	$(23,222)	(75,488)	$(43,784)	$(116,149)

Weighted average shares basic and diluted	13,026,980	1,011,923	13,026,980	1,008,563
Weighted average basic and diluted loss per common share	$(0.00)	$(0.07)	$(0.00)	$(0.12)

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended August 31, 2015	For the Six Months Ended August 31, 2014
Cash flows from operating activities:
Net loss	$(43,784)	$(116,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	–	34,500
Changes in operating assets and liabilities:
Accounts payable	14,317	16,495
Accrued liabilities	(56,960)	53,000
Net cash used in operating activities	(86,427)	(12,154)

Cash flows from financing activities:
Capital contributions from Goldenrise	30,000	–
Proceeds from the prior period sale of common stock	57,037	–
Proceeds from related party advances / loans	–	12,200
Net cash provided by financing activities	87,037	12,200

Net change in cash	610	46
Cash, beginning of period	22	22
Cash, end of period	$632	$68

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Contributed services	$–	$48,750

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

In connection with the SPA, the Company also entered into a Consulting Agreement with its then Chief Executive Officer, Safa Movassaghi, whereby, at closing of the SPA, Mr. Movassaghi was to remain with the Company as a consultant for a period of six (6) months to continue the development of the Company’s mobile software cloud security business. The Consulting Agreement with Mr. Movassaghi expired on June 8, 2015.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The results of operations for the three and six months ended August 31, 2015, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,685,695 as of August 31, 2015. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As discussed in Note 1, the Company issued 12,000,000 shares of common stock for $180,000. In connection therewith, the monies were deposited with a company for the benefit of the creditors of the Company to ensure that all outstanding obligations of the Company be satisfied. As of August 31, 2015 and February 28, 2015, the Company had a receivable from this entity in the amount of $0 and $57,037, respectively.

4.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of August 31, 2015 and February 28, 2015, no preferred stock has been issued.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of August 31, 2015, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the six months ended August 31, 2015, Goldenrise contributed $30,000 to fund business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2015.

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

In connection with the SPA, we also entered into a Consulting Agreement with Safa Movassaghi, the then current Chief Executive Officer whereby, at closing of the SPA, Mr. Movassaghi agreed to remain with us as a consultant for a period of six (6) months to continue the development of our mobile software cloud security business. The Consulting Agreement with Mr. Movassaghi expired on June 8, 2015 and was not renewed.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

We had no revenues during the three month periods ending August 31, 2015 or 2014.

During the 2015 and 2014 periods, we incurred general and administrative expenses of $23,222 and $75,488, respectively. The decrease during the 2015 period resulted from lower payroll expenses and legal fees. The reduction of $25,250 in payroll related expenses resulted from the departure of our prior Chief Executive Officer.

Our net loss decreased to $23,222 for the 2015 period from $75,488 for the 2014 period. The decrease was attributable to lower and general and administration costs as described above.

Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014

We had no revenues during the six month periods ending August 31, 2015 or 2014.

During the 2015 and 2014 periods, we incurred general and administrative expenses of $43,784 and $116,149, respectively. The primary reasons attributable for the decrease during the 2015 period was a reversal of estimates of previously accrued compensation and related taxes of $19,603 and a reduction of $50,000 in payroll related expenses resulting from the departure of our prior Chief Executive Officer.

Our net loss decreased to $43,784 for the 2015 period from $116,149 for the 2014 period. The decrease was attributable to lower and general and administration costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2015, we had cash and cash equivalents of $632 and a working capital deficit of $44,742 as compared to cash and cash equivalents of $22 and a working capital deficit of $30,850 as of February 28, 2015.

We had total liabilities of $45,549 as of August 31, 2015, consisting of current liabilities, consisting primarily of accounts payable.

We had a total stockholders’ deficit of $44,742 and an accumulated deficit of $1,685,695 as of August 31, 2015.

We used $86,427 of cash in operating activities for the six months ended August 31, 2015, which was attributable primarily to our net loss of $43,784 and $42,643 in aggregate reductions of accounts payable and accrued payroll.

During the six months ended August 31, 2015 cash provided by financing activities was $87,037 as we received $30,000 in capital contribution from Goldenrise and $57,037 in proceeds from the prior period sale of common stock. Cash from financing activities for the 2014 period was $12,200 and consisted of advances from a former related-party.

During the year ended February 28, 2015, we issued 12,000,000 shares of our common stock to Goldenrise for a purchase price of $180,000.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 9, 2015	/s/ Sam (Ning) Liu
Name: Sam (Ning) Liu
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: October 9, 2015	/s/ Derek Yu
Name: Derek Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

