Form 10-Q
period 2015-11-30
CLOUD SECURITY CORP.
filed 2016-01-08
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54440

CLOUD SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

927 Canada Ct. City of Industry, CA 91748
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

As of January 7, 2016, 13,026,980 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

NOVEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

(unaudited)

	November 30, 2015	February 28, 2015
ASSETS
Current assets:
Cash	$6,326	$22
Receivable (Note 3)	–	57,037
Deposit	175	175
TOTAL ASSETS	$6,501	$57,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$48,330	$29,434
Accrued payroll and related	1,690	58,650
Total liabilities	50,020	88,084

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at November 30, 2015 and February 28, 2015	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,043,230 issued at November 30, 2015 and February 28, 2015; 13,026,980 shares outstanding at November 30, 2015 and February 28, 2015	13,027	13,027
Additional paid-in capital	1,641,610	1,598,034
Accumulated deficit	(1,698,156)	(1,641,911)
Total stockholders' deficit	(43,519)	(30,850)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,501	$57,234

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014	For the Nine Months Ended November 30, 2015	For the Nine Months Ended November 30, 2014
Revenue	$–	$–	$–	$–

General and administrative	12,461	57,016	56,245	173,165

Loss before provision for income taxes	(12,461)	(57,016)	(56,245)	(173,165)

Provision for income taxes	–	(1,287)	–	(1,287)

Net loss	$(12,461)	(58,303)	$(56,245)	$(174,452)

Weighted average shares basic and diluted	13,026,980	1,016,706	13,026,980	1,011,324
Weighted average basic and diluted loss per common share	$(0.00)	$(0.06)	$(0.00)	$(0.17)

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended November 30, 2015	For the Nine Months Ended November 30, 2014
Cash flows from operating activities:
Net loss	$(56,245)	$(174,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	–	34,500
Changes in operating assets and liabilities:
Accounts payable	18,790	55,401
Accrued liabilities	(56,960)	72,250
Net cash used in operating activities	(94,415)	(12,301)

Cash flows from financing activities:
Capital contributions from Goldenrise	43,682	–
Proceeds from the prior period sale of common stock	57,037	–
Proceeds from related party advances / loans	–	12,900
Net cash provided by financing activities	100,719	12,900

Net change in cash	6,304	599
Cash, beginning of period	22	22
Cash, end of period	$6,326	$621

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Contributed services	$–	$63,000

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The results of operations for the three and nine months ended November 30, 2015, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,698,156 as of November 30, 2015. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As discussed in Note 1, the Company issued 12,000,000 shares of common stock for $180,000. In connection therewith, the monies were deposited with a company for the benefit of the creditors of the Company to ensure that all outstanding obligations of the Company be satisfied. As of November 30, 2015 and February 28, 2015, the Company had a receivable from this entity in the amount of $0 and $57,037, respectively.

4.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of November 30, 2015 and February 28, 2015, no preferred stock has been issued.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of November 30, 2015, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the nine months ended November 30, 2015, Goldenrise contributed $43,682 to fund business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2015.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

We had no revenues during the three month periods ending November 30, 2015 or 2014.

During the 2015 and 2014 periods, we incurred general and administrative expenses of $12,461 and $57,016, respectively. The decrease during the 2015 period resulted from lower payroll expenses and legal fees. The reduction of $24,250 in payroll related expenses resulted from the departure of our prior Chief Executive Officer. Our legal fees were also lower by $18,264 during the 2015 period.

Our net loss decreased to $12,461 for the 2015 period from $58,303 for the 2014 period. The decrease was attributable to lower and general and administration costs as described above.

Nine Months Ended November 30, 2015 Compared to the Nine Months Ended November 30, 2014

We had no revenues during the nine month periods ending November 30, 2015 or 2014.

During the 2015 and 2014 periods, we incurred general and administrative expenses of $56,245 and $173,165, respectively. The primary reasons attributable for the decrease during the 2015 period was a reversal of estimates of previously accrued compensation and related taxes of $19,603 and a reduction of $94,329 in payroll related expenses resulting from the departure of our prior Chief Executive Officer.

Our net loss decreased to $56,245 for the 2015 period from $174,452 for the 2014 period. The decrease was attributable to lower and general and administration costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015, we had cash and cash equivalents of $6,326 and a working capital deficit of $43,519 as compared to cash and cash equivalents of $22 and a working capital deficit of $30,850 as of February 28, 2015.

We had total liabilities of $50,020 as of November 30, 2015, consisting of current liabilities, consisting primarily of accounts payable.

We had a total stockholders’ deficit of $43,519 and an accumulated deficit of $1,698,156 as of November 30, 2015.

We used $94,415 of cash in operating activities for the nine months ended November 30, 2015, which was attributable primarily to our net loss of $56,245 and $38,170 in aggregate reductions of accounts payable and accrued payroll.

During the nine months ended November 30, 2015 cash provided by financing activities was $100,719 as we received $43,682 in capital contributions from Goldenrise and $57,037 in proceeds from the prior period sale of common stock. Cash from financing activities for the 2014 period was $12,900 and consisted of advances from a former related-party.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for its Patent Application Serial No. 13/173,220 for a system facilitating virtual access and management of desktop interface from a second computing device through a portable key (the “System”). The System is comprised of a removable virtual desktop key that permits remote access and management of various computing devices that are communicatively linked to the Company’s secured cloud network.

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

Date: January 8, 2016	/s/ Sam (Ning) Liu
Name: Sam (Ning) Liu
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: January 8, 2016	/s/ Derek Yu
Name: Derek Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

