Form 10-K
period 2016-02-29
CLOUD SECURITY CORP.
filed 2016-06-10
CIK 1516079

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Registrant’s telephone number, including area code: (626) 839-9998

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

As of June 8, 2016, 13,043,230 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: See Exhibit Index below.

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

i

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

Our flagship product, MyComputerKey™, is a proprietary, patented technology that provides a secure multi-factor validation and authentication system for cloud-based infrastructures and protects data accessed from remote locations worldwide. We completed Phase 1 (Version 3) of the MyComputerKey™ product in 2014 and obtained a patent for our technology in 2016. Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the project. Management is in negotiations with these developers to resolve and restructure the original contract. We anticipate our next phase for this product will be to complete the front-end graphic user interface design prior to release. We also intend to develop an APP version of this product for mobile devices (MyMobileKey™) and tablets (MyTabletKey™).

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

There is an encryption between the host and remote computer as well as a paring feature between the connecting devices. Our patented infrastructure is designed to ensure that the pairing of devices (i.e. host and remote computers) is verified. In addition, the product will monitor any interruptions between the devices and will immediately terminate the connection upon such interruption to prevent unauthorized information transmission.

All information is stored on basis of expiration therefore avoiding an unauthorized access or codes between the connecting computers.

MyComputerKey™ also includes our own connection software that provides the actual connection between the users’ desktop and the host computer the user is using to connect. This software is fully supportive in all Microsoft based computers with quick installation and full security and protection for the computer. We are also currently developing an APP version of this product for mobile devices and tablets and versions to be compatible with Android and Apple operating systems.

Moving forward, management continues to evaluate the Company’s intellectual property and business strategies including raising additional capital for further development of our product, MyComputerKey™, entering into third party development agreements for additional product enhancements, developing additional products, creating and implementing marketing strategies for the sale of our product and raise brand awareness, entering into partnership or distribution agreements, or even an outright sale of our intellectual property.

Intellectual Property

We plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We plan also to rely on copyright laws to protect any future computer programs and our proprietary databases. We currently own all rights and patents associated with the Invention titled, “Apparatus Systems and Methods for Virtual Desktop Access and Management”, described under patent application (U.S. Serial Number 13/173220) for systems and methods for accessing and managing a computer desktop, and with the invention titled, “System and Methods for One-Time Password Generation on a Mobile Computing Device”, described under patent application (U.S. Serial Number 61/832534) for process and methods of for one-time password on mobile computing devices rel. We are currently in the process of recording a formal notice of assignment related to any inventions/patent applications with the United States Patent and Trademark Office currently held in the name of former executives of the Company.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

Employees

We currently have no active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, THERE IS SUBSTANTIAL DOUBT THAT WE MAY BE UNABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

We have not generated revenues since our inception. As discussed in the Notes to the Financial Statements included in this Form 10-K, at the end of our reporting period on February 29, 2016, we have incurred cumulative net losses of $1,698,880.  We currently have limited liquidity, limited access to capital and no revenue generating activities.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to February 29, 2016.

Our ability to continue as a going concern is dependent upon raising capital sufficient to meet our obligations as they become due until such time as the Company achieves revenues sufficient to meet its cost structure. There are no assurances that we will be able to raise sufficient capital or that our business plan will be successful. If we cannot continue as a going concern, our stockholders may lose their entire investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT WE WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have prepared audited financial statements for the year end for February 29, 2016. Our ability to continue to operate as a going concern is fully dependent upon obtaining sufficient revenues or financing to continue our development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

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

As a result of this ownership, it has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by former CEO and director Safa Movassaghi could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the Company may decrease. Our control over the Company’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.

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

IF WE ARE UNABLE TO CREATE AND MAINTAIN SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THOSE FUNCTIONS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

We currently have no sales, marketing or distribution capabilities. Therefore, to commercialize our products, we expect to collaborate with third parties to perform these functions. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses if it decides to market any of our future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. While the product has been beta tested by three companies in the business-to-business market; the mass consumer market, including direct and indirect channels has not been tested.

WE MAY NOT BE ABLE TO MANUFACTURE OUR PLANNED PRODUCTS IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR AT ALL, WHICH COULD HARM OUR FUTURE PROSPECTS.

We do not own any manufacturing facilities and intend to contract out our manufacturing needs. Accordingly, if any of our proposed products become available for widespread sale, we may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

OUR PRODUCTS MAY BECOME OBSOLETE AND UNMARKETABLE IF WE ARE UNABLE TO RESPOND ADEQUATELY TO RAPIDLY CHANGING TECHNOLOGY AND CUSTOMER DEMANDS.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favorably received.

IF OUR PRODUCTS ARE NOT EFFECTIVELY PROTECTED BY VALID, ISSUED PATENTS OR IF WE ARE NOT OTHERWISE ABLE TO PROTECT OUR PROPRIETARY INFORMATION, IT COULD HARM OUR BUSINESS.

The success of our operations will depend in part on our ability to:

•	obtain any necessary patent protections for our technologies both in the United States and in other countries with substantial markets;

•	defend patents once obtained;

•	maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and

•	obtain appropriate patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

In the event we are not able protect our intellectual property and proprietary information, our business will be materially harmed.

WE MAY NOT HAVE ADEQUATE PROTECTION FOR OUR PROPRIETARY INFORMATION, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

In addition to any patents that we may apply for in the future, we will substantially rely on trade secrets, know-how, continuing technological innovations opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our products.

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

We can give no assurance that we will be able to compete effectively in this market. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with business and consumer products companies and production facilities than us.

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

POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES/AGENTS.

In order to implement the aggressive business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees/agents that can support our needs or that these employees can be hired on favorable terms.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are leased and located at: 927 Canada Ct., City of Industry, CA 91748.   We do not own any real property. The Company’s telephone number is (626) 839-9998.

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

	High Bid	Low Bid
2014
3/1/2014-5/31/2014	$7.80	$3.12
6/1/2014-8/31/2014	4.13	0.74
9/1/2014-11/30/2014	4.90	0.72
12/1/2015-2/28/2015	3.53	0.71
2015
3/1/2015-5/31/2015	$1.65	$0.71
6/1/2015-8/31/2015	19.95	0.76
9/1/2015-11/30/2015	6.01	2.10
12/1/2015-2/29/2016	5.00	1.76

As of June 8, 2016, there were 15 registered holders of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 29, 2016.

Overview of Current Operations

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Our principal business has been the software development of the MyComputerKey™; however, due to cash flow constraints, we were unable to proceed with development in fiscal 2015. We are currently evaluating the software infrastructure and interface for MyComputerKey™, Phase 1 (version 3) of MyComputerKey™ and additional cloud computing security applications.

On December 8, 2014, we entered into a stock purchase agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”) whereby we sold 12,000,000 shares of our common stock for $180,000 to Goldenrise representing approximately 92% of our outstanding shares. In connection with the SPA, we also agreed to effectuate a 1:100 reverse stock split of the Company’s issued and outstanding common stock (“Reverse Split”) which became effective on January 22, 2015. Our then directors and officers immediately preceding the close of this transaction resigned at closing. Goldenrise designated our current directors and officers. This transaction effectuated a change in control.

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

RESULTS OF OPERATIONS

We had no revenues in the years ending February 29, 2016 (“2016”) or February 28, 2015 (“2015”).

During the 2016 and 2015 periods, we incurred general and administrative expenses of $56,169 and $218,944, respectively. The primary reasons attributable for the decrease during the 2016 period from the 2015 period was a reversal of estimates of previously accrued compensation and related taxes of $21,293 and a reduction of $75,431 in payroll related expenses resulting from the departure of our prior Chief Executive Officer. During the 2016 period, we incurred $15,364 in legal fees compared to $82,905 during the 2015 period. This reduction is primarily due to lower corporate and transactional fees.

Our net loss decreased to $56,969 for the 2016 period from $220,231 for the 2015 period. The decrease was attributable to lower and general and administration costs as described above.

Summary of any product research and development that we will perform for the term of our plan of operation.

We may continue the development of multiple versions of our MyComputerKey™ product, including an APP version for mobile phones and tablets.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 29, 2016, we have no active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, we had cash and cash equivalents of $2,680 and a working capital deficit of $27,811 as compared to cash and cash equivalents of $22 and a working capital deficit of $30,850 as of February 28, 2015.

We had total liabilities of $30,665 as of February 29, 2016 consisting of accounts payable.

We had a total stockholders’ deficit of $27,811 and an accumulated deficit of $1,698,880 as of February 29, 2016.

During 2016, we used $114,387 of cash in operating activities which was attributable primarily to our net loss of $56,969 and $57,418 in aggregate reductions of accounts payable and accrued payroll.

During 2015, we used $134,963 of cash in operating activities which was attributable primarily to our net loss of $220,231 and $49,482 reduction on accounts payable. These amounts were partially offset by $96,750 in stock-based compensation issuance for legal services and a $38,000 increase in accrued compensation.

During the 2016 period, we also received $60,008 in capital contributions from Goldenrise and $57,037 from a 2015 stock sale. During the 2015 period, we issued 12,000,000 shares of our common stock to Goldenrise for a purchase price of $180,000.

Since inception through October 27, 2014, we have received advances from, and had expenses paid on our behalf by, Leeward Ventures, a Company controlled by Walter Grieves, a former director of the Company. A convertible note was initially established which provided for interest at 1%, per annum, and a conversion feature into shares of issued common stock at a rate of $10.00 per share. The note was due on or about August 9, 2012, but the convertibility into new shares of the Company ceased on May 22, 2012 upon the close of the merger discussed above. After the merger, $125,000 along with accrued interest of $596 was cancelled through transfer of our shares by an existing shareholder at $10.00 per share or 12,560 shares, and thus no new shares were issued of the Company. During the years ended February 28, 2015 and 2014, Leeward Ventures contributed $12,000 and $136,775, respectively, to us for 13,678 and 147,500 shares, respectively at $10.00 per share under a $500,000 subscription agreement to purchase 5,000 shares from an existing shareholder. On October 27, 2014, Mr. Grieves resigned as a member of the board of directors and waived the advances owed to him.

Since inception, we have processed compensation to our Chief Executive Officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. We do not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the years ended February 29, 2015, February 28, 2016, or going forward.

Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the MyComputerKey™ project. Management is in negotiations with these developers to resolve and restructure the original contract.

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

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for fiscal year ending 2016. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cloud Security Corporation

We have audited the accompanying balance sheets of Cloud Security Corporation (the “Company”) as of February 29, 2016 and February 28, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Security Corporation as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

Newport Beach, California

June 10, 2016

PART I – FINANCIAL INFORMATION

CLOUD SECURITY CORPORATION

BALANCE SHEETS

	February 29, 2016	February 28, 2015
ASSETS
Current assets:
Cash	$2,680	$22
Receivable	–	57,037
Deposit	175	175
TOTAL ASSETS	$2,855	$57,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,666	$29,434
Accrued payroll and related	–	58,650
Total liabilities	30,666	88,084

Commitments and contingencies	–	–

Stockholders' deficit:
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,026,980 and13,026,980 issued and shares outstanding at February 29, 2016 and February 28, 2015, respectively	13,027	13,027
Additional paid-in capital	1,658,042	1,598,034
Accumulated deficit	(1,698,880)	(1,641,911)
Total stockholders' deficit	(27,811)	(30,850)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,855	$57,234

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended February 29, 2016	For the Year Ended February 28, 2015
Revenue	$–	$–

General and administrative	56,169	218,944

Loss before provision for income taxes	(56,169)	(218,944)

Provision for income taxes	800	1,287

Net loss	$(56,969)	$(220,231)

Weighted average shares basic and diluted	13,026,980	2,260,988
Weighted average basic and diluted loss per common share	$(0.01)	$(0.10)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2014	998,581	999	1,270,312	(1,421,680)	(150,369)
Stock issued for legal services ($6.00 per share) in March 2014	8,125	8	48,742	–	48,750
Stock issued to legal services ($3.45 per share) in July 2014	10,000	10	34,490	–	34,500
Contributed capital from former director	–	–	63,000	–	63,000
Stock issued for legal services ($1.35 per share) in February 2015	10,000	10	13,490	–	13,500
Stock sale to Goldenrise	12,000,000	12,000	168,000	–	180,000
Stock split	274	–	–	–	–
Net loss	–	–	–	(220,231)	(220,231)
Balance at February 28, 2015	13,026,980	13,027	1,598,034	(1,641,911)	(30,850)
Capital contributions from Goldenrise	–	–	60,008	–	60,008
Net loss	–	–	–	(56,969)	(56,969)
Balance at February 29, 2016	13,026,980	$13,027	$1,658,042	$(1,698,880)	$(27,811)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net loss	$(56,969)	$(220,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for legal fees	–	96,750
Changes in operating assets and liabilities:
Accounts payable	1,232	(49,482)
Accrued liabilities	(58,650)	38,000
Net cash used in operating activities	(114,387)	(134,963)

Cash flows from financing activities:
Proceeds from sale of common stock from Goldenrise	57,037	122,963
Capital contribution from Goldenrise	60,008	–
Proceeds from related party advances	–	12,000
Net cash provided by financing activities	117,045	134,963

Net change in cash	2,658	–
Cash, beginning of period	22	22
Cash, end of period	$2,680	$22

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$800	$1,287

Non-cash investing and financing activities:
Forgiveness of note payable to former director	$–	$63,000

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

The Company’s principal business has been the software development of the MyComputerKey; however, due to cash flow constraints, we were unable to proceed with development in fiscal 2015. The Company is currently evaluating the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications. During 2016, the Company received a patent and is continuing to evaluate its intellectual property and business strategies including raising additional capital for further development of our product, MyComputerKey™, entering into third party development agreements for additional product enhancements, developing additional products, creating and implementing marketing strategies for the sale of our product and raise brand awareness, entering into partnership or distribution agreements, or even an outright sale of our intellectual property.

Stock Purchase Agreement

On December 8, 2014, the Company entered into a stock purchase agreement (the “SPA”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”) whereby the Company sold 12,000,000 shares of its common stock for $180,000 to Goldenrise representing approximately 92% of our outstanding shares. In connection with the SPA, we also agreed to effectuate a 1:100 reverse stock split of the Company’s issued and outstanding common stock (“Reverse Split”) which became effective on January 22, 2015. The Company’s then directors and officers immediately preceding the close of this transaction resigned at closing. Goldenrise designated the current directors and officers of the Company. The transaction effectuated a change in control of the Company.

In connection with the SPA, the Company also entered into a Consulting Agreement with its then Chief Executive Officer, Safa Movassaghi, whereby, at closing of the SPA, Mr. Movassaghi was to remain with the Company as a consultant for a period of six (6) months to continue the development of the Company’s mobile software cloud security business. The Consulting Agreement with Mr. Movassaghi expired on June 8, 2015. During the year ended February 29, 2016, the Company had no active employees.

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

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,698,880 as of February 29, 2016. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. Additional capital is required in order to acquire source code developed by consultants retained to complete the project and to ultimately launch our anticipated products in the marketplace. In light of management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

We currently have no sales, marketing or distribution capabilities. Therefore, to commercialize our products, we expect to collaborate with third parties to perform these functions. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. While the product has been beta tested by three companies in the business-to-business market; the mass consumer market, including direct and indirect channels has not been tested.

We do not own any manufacturing facilities and we intend to utilize contract manufacturers to meet manufacturing needs. Accordingly, if any of our proposed products become available for widespread sale, we may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favorably received.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016 and February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivable deposits, accounts payable, accrued payroll and related costs, and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term in nature or they are payable on demand. Cash of $2,680 and $22 represent the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at February 29, 2016 and February 28, 2015, respectively.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of February 29, 2016 and February 28, 2015, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

As of February 29, 2016, the Company had no capitalized software costs, as all such costs were deemed research and development.

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

As discussed in Note 1, the Company issued 12,000,000 shares for $180,000. In connection therewith, the monies were deposited with a company for the benefit of the creditors of Cloud Security to ensure that all outstanding obligations of the Company be satisfied. During the year ended February 28, 2015, the escrow agent paid $122,963 of liabilities on behalf of the Company. During the year ended February 29, 2016, the balance of $57,037 was paid to the Company.

4.	Commitments and Contingencies

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

On December 8, 2014, in connection with that certain SPA, the Company settled all accrued payroll claims with its former Chief Executive Officer in connection with the execution of a consulting agreement with the Company. As a result, the Company recorded a reduction of $21,293 to general and administrative expenses in the accompanying statement of operations for the year ended February 29, 2016.

5.	Related Party Transactions

On October 27, 2014, Mr. Greeves, a former director to the Company resigned as a member of the board of directors and waived $63,000 in advances owed to him. During 2015, Safa Movassaghi had advanced $900 to the Company. In connection with the execution of a consulting agreement with the Company, Mr. Movassaghi released any advances owed to him. The Company recorded the forgiveness of these advances as contributed capital in accompanying financial statements.

In the past, Goldenrise has funded certain Company costs, and may pay for certain costs on behalf of the Company in the future. No firm commitments have been made to fund such costs. See contributed capital below.

6.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of February 29, 2016 and February 28, 2015, no preferred stock has been issued.

Common Stock Transactions

On March 29, 2013, the Company entered into an agreement with Wee Kai, the former Contract Chief Technical Advisor (“Contract CTA”). Among other terms, the Company agreed to issue 5,000 shares of common stock which have vested. The certificates for these shares have not actually been issued. However, the financial statements and notes for the year ended February 29, 2016 and February 28, 2015 have been prepared to reflect issuance of the 3,750 shares vested under this Agreement.

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

Contributed Capital

During the year ended February 29, 2016, Goldenrise contributed $60,008 to fund business operations.

2014 Stock Incentive Plan

On January 27, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of February 29, 2016, 131,875 shares are available for issuance under the Plan.

7.	Income Taxes

As of February 29, 2016, the Company had net operating loss carry forwards of approximately $760,000 that may be available to reduce future years' federal taxable income for 20 years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these net operating loss carry forwards. Net operating losses will begin to expire in 2023.

The following table presents the current income tax provision for federal and state income taxes for the years ended February 29, 2016 and February 28, 2015:

	For the Year Ended February 29, 2016	For the Year Ended February 28, 2015
Current tax provisions:
Federal	$–	$–
State	800	1,287
Total provision for income taxes	$800	$1,287

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended February 29, 2016 and February 28, 2015:

	For the Year Ended February 29, 2016	For the Year Ended February 28, 2015
US federal statutory income tax rate	-34%	-34%
State tax - net of benefit	-6%	-6%
Total provision for income taxes	0%	0%
Non-deductible expenses, net of federal benefit	0%	0%
Increase in valuation allowance	40%	40%
Minimum state taxes	1%	1%
Total provision for income taxes	1%	1%

The Company's most significant non-deductible expenses relate to shares issued for various agreements which aggregate approximately $673,000 since inception.

The components of the Company's deferred tax assets for federal and state income taxes as of February 29, 2016 and February 28, 2015 consisted of the following:

	February 29, 2016	February 28, 2015
Non-current deferred tax assets
Net operating loss carry forwards	$305,000	$277,000
Less: valuation allowance	(305,000)	(277,000)
Net deferred tax assets	$–	$–

During the years ended February 29, 2016 and February 28, 2015, the valuation allowance increased approximately $28,000 and $88,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2016. Net operating losses may be limited as a result of the merger with Cloud Security and the sale of stock to Goldenrise.

The United States federal tax return years 2012 through 2015 are still subject to tax examination by the United States Internal Revenue Service, however, the Company does not have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years 2012 to 2015 and currently does not have any ongoing tax examinations.

8.	Subsequent Events

In March 2016, Goldenrise contributed $40,000 to fund the Company’s operations.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 29, 2016, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded its internal controls over financial reporting were effective as of February 29, 2016.

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

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this Form 10-K.

12

ITEM 9B. OTHER INFORMATION

On April 5, 2016, the United States Patent and Trademark Office (the “USPTO”) issued the patent “Apparatus, Systems and Method For Virtual Desktop Access and Management” as U.S. Patent No. 9,306,954. The patent applicant was originally our former CEO and director, Safa Movassaghi, but the patent was assigned and recorded to the Company on February 23, 2016.

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

Name	Age	Position & Offices Held
Sam (Ning) Liu	54	President, Chief Executive Officer and Chairman of the Board of Directors since February 11, 2015, Secretary since September 15, 2015
Derek Yu	31	Chief Financial Officer and Director since February 11, 2015
Zhen Mu	21	Former Secretary and Director beginning on February 11, 2015, resigned as an officer and a Director on August 21, 2015
Michael Dunn	64	Director since February 11, 2015
Jie Lai	25	Director since February 11, 2015
Safa Movassaghi	53	Former Chairman, President, Chief Executive Officer, and Secretary beginning on May 7, 2012, resigned as an officer on February 11, 2015 and as a Director on February 17, 2015.
Walter Grieves	54	Former Director beginning on May 7, 2012, resigned on October 27, 2014
Ira D. Lebovic	42	Former Director beginning on May 7, 2012, resigned on February 11, 2015

Biographies of Current Directors and Executive Officers

Sam (Ning) Liu, Chairman/President/Chief Executive Officer/Secretary. Mr. Liu, who is originally from Fuzhou, Fujian, China, is a businessman, investor and philanthropist. Sam Liu is the founder and serves as the President of American International Cultural Exchange Foundation (AICEF) in Los Angeles, California. AICEF is a non-profit organization that promotes cultural interaction between China and the United States. AICEF has successfully hosted more than 100 large-scale theatrical performance and events, including Spirit of Chang An, Yulan-Love of the World, and The Terracotta Nutcracker. Mr. Liu has also served as President of a health products manufacturer with annual sales over $80 million and as a senior manager of a trading company with annual sales over $300 million, both doing business in the United States and China. In addition, from 2005 to the present, Mr. Liu has assisted the Chinese domestic enterprises in the development of their business in the United States. Mr. Liu, who has a Masters of Art Degree from Beijing University, has been active in founding, organizing and managing a number of foreign investment projects to China. He has served as a senior executive in five different public companies in the U.S. and three in Hong Kong. He has extensive experience in international trade, finance, venture capital, private placement and cultural activities.

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

Board of Directors

Our board of directors currently consists of four members. All directors serve for a term set to expire at the next annual meeting of stockholders of the Company or until their successors are elected and qualified.

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

Limitation of Liability of Directors

Pursuant to the Nevada Revised Statute, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.444 of the Nevada Revised Statute apply to us. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for two years after the date on which the shareholder acquired our shares, unless the transaction is approved by our Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than two years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control.

Director Independence

Our board of directors has determined that currently Michael Dunn and Jie Lai qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended February 29, 2016 and February 28, 2015 in all capacities for the accounts of our named executive officers:

Summary Compensation Table
				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Safa Movassaghi	2016	$–	–	–	$–	–	$–
Former President, Chief Executive Officer and Secretary (until February 11, 2015)	2015	$75,000	–	–	$–	–	$75,000

Sam (Ning) Liu	2016	$–	–	–	$–	–	$–
President and Chief Executive Officer	2015	$–	–	–	$–	–	$–

Derek Yu	2016	$–	–	–	$–	–	$–
Chief Financial Officer	2015	$–	–	–	$–	–	$–

Zhen Mu	2016	$–	–	–	$–	–	$–
Former Secretary (until August 21, 2015)	2015	$–	–	–	$–	–	$–

_______________

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended February 29, 2016.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Employment Agreements

We do not have any current employment agreements with our named executive officers.

Potential Payments upon Termination

None.

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal years ended February 29, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 29, 2016 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from February 29, 2016, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from February 29, 2016.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)
Goldenrise Development, Inc.	12,000,000	92.0%
Sam (Ning) Liu, CEO, President, Secretary and Chairman	0	0.0%
Derek Yu, CFO and Director	0	0.0%
Zhen Mu, Former Secretary and Director	0	0.0%
Michael Dunn, Director	0	0.0%
Jie Lai, Director	0	0.0%
All Directors and Officers as a Group	0	0.0%

_______________

(1)	Unless otherwise stated, the address is 927 Canada Ct., City of Industry, CA 91748.

(2)	Percent of Class is based on 13,043,230 shares issued and outstanding.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of February 29, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	$–	13,187,500
Total	–	$–	13,187,500

_______________

(1)	2014 Stock Incentive Plan. On January 27, 2014, our board of directors adopted the 2014 Stock Incentive Plan (“Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 150,000 shares, subject to adjustment. Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the Company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the Plan. Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 131,875 shares, and as of February 29, 2016, we have issued 18,125 shares under the Plan. Since March 1, 2014, we have issued 18,125 shares under the Plan.

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

During the year ended February 28, 2015, Leeward, a company controlled by a director, was repaid $12,000 of prior advances.

Since March 1, 2014, Leeward, a company controlled by a director, advanced $10,500 to the Company to fund operations. The advances do not incur interest and are payable upon demand.

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

None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

dbbmckennon audited our financial statements for the fiscal years ended February 29, 2016 and February 28, 2015.

Audit Fees

dbbmckennon billed us $11,000 in fees for the audit of our financial statements for the year ended February 29, 2016 and $14,000 in fees for the audit of our financial statements for the year ended February 28, 2015. dbbmckennon billed us $13,000 for the review of our quarterly financial statements for quarters ended May 31, 2015, August 31, 2015 and November 30, 2015. dbbmckennon billed us $5,000 for the review of our quarterly financial statements for quarters ended May 31, 2014. TAAG, our predecessor auditors billed us a total of $5,000 for the review of our quarterly financial statements for the quarters ended August 31, 2014 and November 30, 2014.

Audit Related Fees

dbbmckennon billed us $5,604 for the audit related services for the year ended February 28, 2015.

Tax Fees

We have not yet incurred tax preparation fees for the year ended February 29, 2016 which we expect will be similar to 2015. We incurred tax preparation fees of $1,500 during 2015 in connection with the preparation of our tax returns for the years ended February 28, 2015.

All Other Fees

None.

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

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules: None.

(3)	Exhibits: See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws,), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	Employment Agreement for Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.2	Share Lock-Up Agreement with Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.3	Share Lock-Up Agreement with Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.4	Share Lock-Up Agreement with Ira Lebovic, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.5	Voting Trust Agreement, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.6	Contract CTA Agreement with Wee Kai Ng, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.7	Joint Venture Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.8	Transfer Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.9	Distribution Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Current Report on Form 8-K filed on June 13, 2014.
10.10	Consulting Agreement dated December 3, 2013 between Cloud Security Corp. and Kerry Singh, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.11	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.12	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.13	Consulting Agreement, dated December 8, 2014 between Cloud Security Corp. and Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2016	/s/ Sam (Ning) Liu
Name: Sam (Ning) Liu
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: June 10, 2016	/s/ Derek Yu
Name: Derek Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam (Ning) Liu	President, Chief Executive Officer, Secretary and Chairman of the Board	June 10, 2016

/s/ Derek Yu	Chief Financial Officer and Director	June 10, 2016

/s/ Michael Dunn	Director	June 10, 2016

/s/ Jie Lai	Director	June 10, 2016

