Form 10-Q
period 2016-05-31
CLOUD SECURITY CORP.
filed 2016-07-07
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Issuer’s telephone number: (626) 839-9998

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

As of July 7, 2016, 13,026,980 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

MAY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

(unaudited)

	May 31, 2016	February 29, 2016
ASSETS
Current assets:
Cash	$16,016	$2,680
Prepaid expenses	10,000	–
Deposit	175	175
TOTAL ASSETS	$26,191	$2,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$32,881	$30,666
Total liabilities	32,881	30,666

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at May 31, 2016 and February 29, 2016	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,026,980 issued and outstanding at May 31, 2016 and February 29, 2016	13,027	13,027
Additional paid-in capital	1,698,042	1,658,042
Accumulated deficit	(1,717,759)	(1,698,880)
Total stockholders' deficit	(6,690)	(27,811)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,191	$2,855

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended May 31, 2016	For the Three Months Ended May 31, 2015
Expenses- General and administrative	$18,879	$20,562

Loss before provision for income taxes	(18,879)	(20,562)

Provision for income taxes	–	–

Net loss	$(18,879)	$(20,562)

Weighted average shares basic and diluted	13,026,980	13,026,980
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended May 31, 2016	For the Three Months Ended May 31, 2015
Cash flows from operating activities:
Net loss	$(18,879)	$(20,562)
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	–
Accounts payable	2,215	27,183
Accrued liabilities	–	(56,960)
Net cash used in operating activities	(26,664)	(50,339)

Cash flows from financing activities:
Capital contributions from Goldenrise	40,000	30,000
Proceeds from the prior period sale of common stock	–	20,505
Net cash provided by financing activities	40,000	50,505

Net change in cash	13,336	166
Cash, beginning of period	2,680	22
Cash, end of period	$16,016	$188

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

Cloud Security Corporation, formerly Accend Media (the “Company”), was incorporated in the State of Nevada on December 20, 2010. On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California (the “Merger”). Cloud Star’s then Chief Executive Officer assigned his rights and interests in technology named “The VirtualKey Desktop Solution” (“MyComputerKey”) and additional cloud security technology products to the Company in connection with the Merger. Following the Merger, the Company conducted the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”.

The Company’s principal business has been the software development of MyComputerKey; however, due to cash flow constraints, we were unable to proceed with development in fiscal 2015. The Company is currently evaluating the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications. During 2016, the Company received a patent and is continuing to evaluate its intellectual property and business strategies including raising additional capital for further development of our product, MyComputerKey™, entering into third party development agreements for additional product enhancements, developing additional products, creating and implementing marketing strategies for the sale of our product and raise brand awareness, entering into partnership or distribution agreements, or even an outright sale of our intellectual property.

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

In connection with the SPA, the Company also entered into a Consulting Agreement with its then Chief Executive Officer, Safa Movassaghi, whereby, at closing of the SPA, Mr. Movassaghi remained with the Company as a consultant for a period of six (6) months to continue the development of the Company’s mobile software cloud security business. The Consulting Agreement with Mr. Movassaghi expired on June 8, 2015. During the three months ended May 31, 2016, the Company had no active employees.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 filed with the SEC on June 10, 2016. The results of operations for the three months ended May 31, 2016, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,717,759 as of May 31, 2016. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

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

New Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and these were disclosed in the Company’s most recently filed Form 10-K or are not believed by us to have a material impact on the Company's present or future financial statements, based on our current operations.

3.	Prepaid Expenses

The Company capitalized its annual fees of $10,000 for its OTC Markets listing which benefits the year June 1, 2016 to May 31, 2017 and will be amortized over such period.

4.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of May 31, 2016 and February 29, 2016, no preferred stock has been issued.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of May 31, 2016, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the three months ended May 31, 2016, Goldenrise contributed $40,000 to fund business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2016.

Overview of Current Operations

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Our principal business has been the software development of MyComputerKey™; however, due to cash flow constraints, we were unable to proceed with development in fiscal 2015. We are currently evaluating the software infrastructure and interface for MyComputerKey™, Phase 1 (version 3) of MyComputerKey™ and additional cloud computing security applications.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015

We had no revenues during the three month periods ending May 31, 2016 or 2015.

During the three month period ended May 31, 2016 and 2015, we incurred general and administrative expenses of $18,879 and $20,562, respectively. During the 2016 period compared to the 2015 period, we reduced our legal, stock transfer agent and related costs by $18,680. During the 2015 period, we recorded a reversal of estimates of previously accrued compensation and related taxes of $19,603.

During the three month period ended May 31, 2016 and 2015, our net loss was $18,879 and $20,562, respectively, total decrease of $1,683. The decrease was attributable to lower general and administration costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016, we had cash and cash equivalents of $16,016 and a working capital deficit of $6,690 as compared to cash and cash equivalents of $2,680 and a working capital deficit of $27,811 as of February 29, 2016.

We had total liabilities of $32,881 as of May 31, 2016, consisting of accounts payable. At February 29, 2016, our total liabilities were $30,666.

We had a total stockholders’ deficit of $6,690 and an accumulated deficit of $1,717,759 as of May 31, 2016, as compared to $27,811 and $1,698,880, respectively, for the year ended February 29, 2016.

We used $26,664 of cash in operating activities for the three months ended May 31, 2016, which was attributable primarily to our net loss of $18,879 and a prepayment $10,000 for certain public company costs. In comparison, we used $50,339 of cash in operating activities for the three months ended May 31, 2015.

During the three months ended May 31, 2016, cash provided by financing activities was $40,000 as we received such amounts in capital contributions from Goldenrise. Cash from financing activities for the three month period ended May 31, 2015 was $50,505 and consisted of $30,000 in capital contributions from Goldenrise and $20,505 in proceeds received from the sale of stock in during 2014.

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

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for fiscal year ending 2017. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

Critical Accounting Policies and Estimates

None.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this item.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In February 2016, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for its Patent Application Serial No. 13/173,220 for a system facilitating virtual access and management of desktop interface from a second computing device through a portable key (the “System”). The System is comprised of a removable virtual desktop key that permits remote access and management of various computing devices that are communicatively linked to the Company’s secured cloud network.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws,), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	Employment Agreement for Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.2	Share Lock-Up Agreement with Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.3	Share Lock-Up Agreement with Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.4	Share Lock-Up Agreement with Ira Lebovic, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.5	Voting Trust Agreement, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.6	Contract CTA Agreement with Wee Kai Ng, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.7	Joint Venture Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.8	Transfer Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.9	Distribution Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Current Report on Form 8-K filed on June 13, 2014.
10.10	Consulting Agreement dated December 3, 2013 between Cloud Security Corp. and Kerry Singh, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.11	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.12	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.13	Consulting Agreement, dated December 8, 2014 between Cloud Security Corp. and Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2016	/s/ Sam (Ning) Liu
Name: Sam (Ning) Liu
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: July 7, 2016	/s/ Derek Yu
Name: Derek Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam (Ning) Liu	President, Chief Executive Officer, Secretary and Chairman of the Board	July 7, 2016

/s/ Derek Yu	Chief Financial Officer and Director	July 7, 2016

/s/ Michael Dunn	Director	July 7, 2016

/s/ Jie Lai	Director	July 7, 2016

