Form 10-Q
period 2016-11-30
CLOUD SECURITY CORP.
filed 2017-01-17
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 17, 2017, 13,026,980 shares of our common stock were outstanding.

CLOUD SECURITY CORPORATION

FORM 10-Q

NOVEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

(unaudited)

	November 30, 2016	February 29, 2016
ASSETS
Current assets:
Cash	$1,354	$2,680
Prepaid expenses	5,000	–
Deposit	175	175
TOTAL ASSETS	$6,529	$2,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$30,809	$30,666
Total liabilities	30,809	30,666

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at November 30, 2016 and February 29, 2016	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,026,980 issued and outstanding at November 30, 2016 and February 29, 2016	13,027	13,027
Additional paid-in capital	1,714,042	1,658,042
Accumulated deficit	(1,751,349)	(1,698,880)
Total stockholders' deficit	(24,280)	(27,811)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,529	$2,855

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

General and administrative	$12,844	$12,461	$52,469	$56,245

Loss before provision for income taxes	(12,844)	(12,461)	(52,469)	(56,245)

Provision for income taxes	–	–	–	–

Net loss	$(12,844)	$(12,461)	$(52,469)	$(56,245)

Weighted average shares basic and diluted	13,026,980	13,026,980	13,026,980	13,026,980
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended November 30, 2016	For the Nine Months Ended November 30, 2015
Cash flows from operating activities:
Net loss	$(52,469)	$(56,245)
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	–
Accounts payable	143	18,790
Accrued liabilities	–	(56,960)
Net cash used in operating activities	(57,326)	(94,415)

Cash flows from financing activities:
Capital contributions from Goldenrise	56,000	43,682
Proceeds from the prior period sale of common stock	–	57,037
Net cash provided by financing activities	56,000	100,719

Net change in cash	(1,326)	6,304
Cash, beginning of period	2,680	22
Cash, end of period	$1,354	$6,326

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

1.	Organization and Business

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

In connection with the SPA, the Company also entered into a Consulting Agreement with its then Chief Executive Officer, Safa Movassaghi, whereby, at closing of the SPA, Mr. Movassaghi remained with the Company as a consultant for a period of six (6) months to continue the development of the Company’s mobile software cloud security business. The Consulting Agreement with Mr. Movassaghi expired on June 8, 2015. During the three and nine months ended November 30, 2016, the Company had no active employees.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 filed with the SEC on June 10, 2016. The results of operations for the three and nine months ended November 30, 2016, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,751,349 as of November 30, 2016. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

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

The Company capitalized its annual fees of $10,000 for its OTC Markets listing which benefits the year June 1, 2016 to May 31, 2017 and is being amortized over such period. During the three and nine months ended November 30, 2016, the Company recorded amortization expense of $2,500 and $5,000, respectively.

4.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of November 30, 2016 and February 29, 2016, no preferred stock has been issued.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of November 30, 2016, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the nine months ended November 30, 2016 and 2015, Goldenrise contributed $56,000 and $43,682, respectively to fund business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2016.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

We had no revenues during the three month periods ending November 30, 2016 or 2015.

During the three month period ended November 30, 2016 and 2015, we incurred general and administrative expenses of $12,844 and $12,461, respectively. During these periods we incurred accounting, legal and other costs associates with being a publicly traded company.

During the three month periods ended November 30, 2016 and 2015, our net loss was $12,844 and $12,461, respectively, total increase of $383. The increase was attributable to lower general and administration costs as described above.

Nine Months Ended November 30, 2016 Compared to the Nine Months Ended November 30, 2015

We had no revenues during the nine month periods ending November 30, 2016 or 2015.

During the nine month periods ended November 30, 2016 and 2015, we incurred general and administrative expenses of $52,469 and $56,245, respectively. During the 2016 period compared to the 2015 period, we reduced our legal, stock transfer agent and related costs by $27,779. During the 2015 period, we recorded a reversal of estimates of previously accrued compensation and related taxes of $19,603.

During the nine month period ended November 30, 2016 and 2015, our net loss was $52,469 and $56,245, respectively, total decrease of $3,776. The decrease was attributable to lower general and administration costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2016, we had cash and cash equivalents of $1,354 and a working capital deficit of $24,280 as compared to cash and cash equivalents of $2,680 and a working capital deficit of $27,811 as of February 29, 2016.

We had total liabilities of $30,809 as of November 30, 2016, consisting of accounts payable. At February 29, 2016, our total liabilities were $30,666.

We had a total stockholders’ deficit of $24,280 and an accumulated deficit of $1,751,349 as of November 30, 2016, as compared to $27,811 and $1,698,880, respectively, as of February 29, 2016.

We used $57,326 of cash in operating activities for the nine months ended November 30, 2016, which was attributable primarily to our net loss of $52,469 and a prepayment $10,000 for certain public company costs. In comparison, we used $94,415 of cash in operating activities for the nine months ended November 30, 2015.

During the nine months ended November 30, 2016, cash provided by financing activities was $56,000 as we received such amounts in capital contributions from Goldenrise. Cash from financing activities for the nine month period ended November 30, 2015 was $100,719 and consisted of $43,682 in capital contributions from Goldenrise and $57,037 in proceeds received from the sale of stock in during 2014.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent Events:

On January 13, 2017, Mr. Ning (Sam) Liu resigned as the Company’s Chief Executive Officer, President, Secretary and Chairman of the Board of Directors effective immediately. The Board approved and accepted Mr. Liu’s resignation from such positions on January 13, 2017 and concurrently appointed the Company’s current Chief Financial Officer, Treasurer, and director, Mr. Derek Yu, to serve as the Company’s Chief Executive Officer, President, Secretary, and Chairman of the Board.

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

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2017	/s/ Derek Yu
Name: Derek Yu
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Derek Yu	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board	January 17, 2017

/s/ Michael Dunn	Director	January 17, 2017

/s/ Jie Lai	Director	January 17, 2017

