Form 10-K
period 2017-02-28
CLOUD SECURITY CORP.
filed 2017-06-14
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐		Accelerated filter	☐

Non-accelerated filter	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,503,752, based upon the price ($2.40) at which the common stock was last sold as of August 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 13, 2017, 13,043,230 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words "we," "our," "us," the "Company," "CLDS," or “Cloud Security” refers to Cloud Security Corporation. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

On March 31, 2017, Goldenrise entered into a Stock Purchase Agreement (the “Agreement”) with Zhi Lu Peng, an individual (the “Purchaser”). Pursuant to the Agreement, Goldenrise agreed to sell and Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the Shares, Purchaser will pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Agreement, and (ii) $300,000 on or before June 15, 2017 (the “Closing”). The Agreement is subject to certain customary conditions to Closing.

The transaction contemplated by the Agreement would effectuate a change in control of the Company should it ultimately close. Purchaser would own approximately 92.12% of the Company's issued and outstanding common stock. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters. The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text thereof, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 4, 2017.

Overview and Business of Issuer

We are an early stage security and information technology services and software company that delivers immediate, easy and secure access to computer desktops and other consumer electronic devices from remote locations.

Our principal business has been the software development of MyComputerKey™; however, due to cash flow constraints, we have been unable to proceed with the further development of our software. We are currently evaluating the software infrastructure and interface for MyComputerKey™, Phase 1 (version 3) of MyComputerKey™ and additional cloud computing security applications.

Due to enhanced competition in the software development market and advancements in technology made by our competitors, we have begun evaluating alternative business plans which we may elect to pursue in the future.

Intellectual Property

Our success depends in part on our ability to protect our intellectual property and proprietary technologies.  We plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We plan also to rely on copyright laws to protect any future computer programs and our proprietary databases. We currently own all rights and patents associated with the Invention titled, “Apparatus Systems and Methods for Virtual Desktop Access and Management”, described under patent application (U.S. Serial Number 13/173220) for systems and methods for accessing and managing a computer desktop, and with the invention titled, “System and Methods for One-Time Password Generation on a Mobile Computing Device”, described under patent application (U.S. Serial Number 61/832534) for process and methods of for one-time password on mobile computing devices rel. We have recorded a formal notice of assignment related to inventions/patent applications with the United States Patent and Trademark Office previously held in the name of former executives of the Company.

The patented system described under Serial No. 61/173220 is comprised of a removable virtual desktop Key permitting remote access and management of various computing devices that are communicatively linked to the Company’s secured cloud network. The Key allows the user secured virtual access and management of their desktop interface through a secondary computer only through unique user identification validation and a series of encrypted security file authentications including a DRM signature, a number of login credentials, and a biometric data template so even if passwords are breached the Key remains uncompromised.

The Company must actively manage risks related to maintaining its technology and systems which may be obsolete without further development. It may be more costly to upgrade obsolete technology and it may be more cost effective to fund the development of a replacement system or new technology all together.

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

Competition

Our potential competitors include large software development and internet-cloud technology based companies that are developing and/or offer products similar to ours. Many of our potential competitors have substantially greater financial, technical, and human resources than we do, as well as greater experience in the development of software products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any products we may commercialize and may render our products obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will continue to face intense and increasing competition as new products enter the market and advanced technologies become available. However, we believe that if we are able to further develop our patented products, we may have key potential advantages over competitive products that could enable our products to capture meaningful market share from our competitors.

Industry Regulation

Our business is subject to a wide range of complex U.S. and foreign laws and regulations related to privacy, data protection, and intellectual property, among others. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. Failure to comply with, or changes in, laws and regulations applicable to our businesses could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Marketing

Because we are currently in the development stage of our software products and processes we have not engaged in any marketing activities. Upon the successful completion of development we intend to implement a comprehensive integrated plan to achieve our business objectives. Our primary objectives include building brand awareness, developing lead generation programs that will drive sales and revenue, and developing an infrastructure that supports and measures our marketing activities. Our marketing activities will be driven by our website, organic and paid search optimization, direct marketing, events, social media, and eMarketing focused on small and medium sized businesses and individuals.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at: 927 Canada Ct., City of Industry, CA 91748.   We currently do not incur rent for this space. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not own any real property. The Company’s telephone number is (626) 839-9998.

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

	High Bid	Low Bid
Year ended 2/29/2016
3/1/2015-5/31/2015	$1.65	$0.71
6/1/2015-8/31/2015	19.95	0.76
9/1/2015-11/30/2015	6.01	2.10
12/1/2015-2/29/2016	5.00	1.76
Year ended 2/28/2017 3/1/2016-5/31/2016	$5.50	$2.10
6/1/2016-8/31/2016	4.00	2.40
9/1/2016-11/30/2016	2.40	1.44
12/1/2016-2/28/2017	1.65	0.89

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

Record Holders

As of June 13, 2017, there were 15 registered holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part II, Item 12 of this report, which is incorporated by reference into this Item 5.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Year Ended February 29, 2016

None

Year Ended February 28, 2017

None

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

(a) The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act"), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an "Investor") confirmed to the Company that it or he is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b) The shares of common stock referenced herein were issued pursuant to and in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act. We made this determination in part based on the representations of the Investor(s), which included, in pertinent part, that such Investor(s) was an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investor(s) that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  the Company of any general solicitation or advertising for securities herein issued in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2017.

Overview of Current Operations

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Our principal business has been the software development of MyComputerKey™; however, due to cash flow constraints, we have been unable to proceed with further development. We are currently evaluating the software infrastructure and interface for MyComputerKey™, Phase 1 (version 3) of MyComputerKey™ and additional cloud computing security applications. Additionally, we have begun evaluating additional business ventures.

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

On March 31, 2017, Goldenrise entered into a Stock Purchase Agreement (the “Agreement”) with Zhi Lu Peng, an individual (the “Purchaser”). Pursuant to the Agreement, Goldenrise agreed to sell and Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the Shares, Purchaser will pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Agreement, and (ii) $300,000 on or before June 15, 2017 (the “Closing”). The Agreement is subject to certain customary conditions to Closing.

The transaction contemplated by the Agreement would effectuate a change in control of the Company should it ultimately close. Purchaser would own approximately 92.12% of the Company's issued and outstanding common stock. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters. The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text thereof, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 4, 2017.

RESULTS OF OPERATIONS

We had no revenues in the years ending February 28, 2017 (“2017”) or February 29, 2016 (“2016”).

During the 2017 and 2016 periods, we incurred general and administrative expenses of $43,999 and $56,169, respectively. The primary reasons attributable for the decrease during the 2017 period from the 2016 period was we reduced our legal, stock transfer agent and related costs by $13,427, partially offset by $3,400 in higher accounting fees. During the 2017 period, we recorded a gain on the cancellation of accounts payable for invoices outstanding in the years 2012 through 2014. Management has not received communications from these vendors to collect on these amounts. Additionally, during the 2016 period, we recorded a reversal of estimates of previously accrued compensation and related taxes of $21,293.

Our net loss decreased to $44,799 for the 2017 period from $56,969 for the 2016 period. The decrease was attributable to lower and general and administration costs as described above.

Summary of any product research and development that we will perform for the term of our plan of operation.

We may continue the development of multiple versions of our MyComputerKey™ product, including an APP version for mobile phones and tablets. During the 2017 and 2016 periods, we did not incur costs associated with research and development activities.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 28, 2017, we have no active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2017, we had cash and cash equivalents of $3,366 and a working capital deficit of $8,110 as compared to cash and cash equivalents of $2,680 and a working capital deficit of $27,811 as of February 29, 2016.

We had total liabilities of $14,151 as of February 28, 2017 consisting of accounts payable as compared to $30,666 as of February 29, 2016.

We had a total stockholders’ deficit of $8,110 and an accumulated deficit of $1,743,679 as of February 28, 2017.

During 2017, we used $63,814 of cash in operating activities which was attributable primarily to our net loss of $44,799 and a $16,515 reduction of accounts payable.

During 2016, we used $114,387 of cash in operating activities which was attributable primarily to our net loss of $56,969 and $57,418 in aggregate reductions of accounts payable and accrued payroll.

During 2017 and 2016, we received $64,500 and $60,008 respectively in capital contributions from Goldenrise including $57,037 received in 2016 from a 2015 stock sale.

Since inception, we have processed compensation to our former Chief Executive Officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. We do not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the years ended February 28, 2017, February 29, 2016, or going forward.

Additional capital is required in order to acquire the source code developed by the third party developers retained to complete the MyComputerKey™ project. Management has continued negotiations with these developers to resolve and restructure the original contract but has not been successful to date. Without further resolution, the Company has determined that it may be in its best interests to pursue alternative business ventures.

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

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for fiscal year ending 2018. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cloud Security Corporation

We have audited the accompanying balance sheets of Cloud Security Corporation (the “Company”) as of February 28, 2017 and February 29, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Security Corporation as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

Newport Beach, California

June 14, 2017

PART I – FINANCIAL INFORMATION

CLOUD SECURITY CORPORATION

BALANCE SHEETS

	February 28, 2017	February 29, 2016
ASSETS
Current assets:
Cash	$3,366	$2,680
Prepaid expense	2,500	–
Deposit	175	175
TOTAL ASSETS	$6,041	$2,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,151	$30,666
Total liabilities	14,151	30,666

Commitments and contingencies	–	–

Stockholders' deficit:
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,026,980 shares issued and outstanding at February 28, 2017 and February 29, 2016.	13,027	13,027
Additional paid-in capital	1,722,542	1,658,042
Accumulated deficit	(1,743,679)	(1,698,880)
Total stockholders' deficit	(8,110)	(27,811)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,041	$2,855

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2017	For the Year Ended February 29, 2016
Revenue	$–	$–

General and administrative expenses	43,999	56,169

Loss before provision for income taxes	(43,999)	(56,169)

Provision for income taxes	800	800

Net loss	$(44,799)	$(56,969)

Weighted average shares basic and diluted	13,026,980	13,026,980
Weighted average basic and diluted loss per common share	$(0.01)	$(0.01)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2015	13,026,980	$13,027	$1,598,034	$(1,641,911)	$(30,850)
Capital contributions from Goldenrise	–	–	60,008	–	60,008
Net loss	–	–	–	(56,969)	(56,969)
Balance at February 29, 2016	13,026,980	13,027	1,658,042	(1,698,880)	(27,811)
Capital contributions from Goldenrise	–	–	64,500	–	64,500
Net loss	–	–	–	(44,799)	(44,799)
Balance at February 28, 2017	13,026,980	$13,027	$1,722,542	$(1,743,679)	$(8,110)

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net	$(44,799)	$(56,969)
Changes in operating assets and liabilities:
Prepaid expense	(2,500)	–
Accounts payable	(16,515)	1,232
Accrued liabilities		(58,650)
Net cash used in operating activities	(63,814)	(114,387)

Cash flows from financing activities:
Proceeds from sale of common stock from Goldenrise	–	57,037
Capital contribution from Goldenrise	64,500	60,008
Net cash provided by financing activities	64,500	117,045

Net change in cash	686	2,658
Cash, beginning of period	2,680	22
Cash, end of period	$3,366	$2,680

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$800

See accompanying notes to financial statements

CLOUD SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

The Company’s principal business has been the software development of MyComputerKey; however, due to cash flow constraints, we have been unable to proceed with development of this software. The Company is currently evaluating the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications as well as alterntive business ventures. During 2016, the Company received a patent and is continuing to evaluate its intellectual property and business strategies including raising additional capital for further development of our product, MyComputerKey™, entering into third party development agreements for additional product enhancements, developing additional products, creating and implementing marketing strategies for the sale of our product and raise brand awareness, entering into partnership or distribution agreements, or even an outright sale of our intellectual property.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation, Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses and has an accumulated deficit of $1,743,679 as of February 28, 2017. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

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

While the Company holds patents for some of its technology, the Company must actively manage risks related to maintaining its technology and systems which may be obsolete without further development. It may be more costly to upgrade obsolete technology and it may be more cost effective to fund the development of a replacement system or new technology all together.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017 and February 29, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivable deposits, accounts payable, accrued payroll and related costs, and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term in nature or they are payable on demand. Cash of $3,366 and $2,680 represent the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at February 28, 2017 and February 29, 2016, respectively.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of February 28, 2017 and February 29, 2016, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

Website and Software Costs

The Company’s accounting for software development costs complies with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, whereby capitalization begins when the Company has a working prototype and has been tested, thereby achieving technological feasibility. This occurs very late in the development stage of the software product. The Company has determined the software costs do not fall under ASC 350-40, Internal-Use Software, based on the guidance in ASC 985-605-55-119 through 125 which covers guidance for hosting agreements. The Company’s believes its product will generally not be hosted and will reside on the technology platform available to the user.

As of February 28, 2017, the Company had no capitalized software costs. There were no development costs incurred during 2017 or 2016.

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

4.	Related Party Transactions

In the past, Goldenrise has funded certain Company costs, and may pay for certain costs on behalf of the Company in the future. No firm commitments have been made to fund such costs. See contributed capital below.

5.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of February 28, 2017 and February 29, 2016, no preferred stock has been issued.

Common Stock Transactions

On March 29, 2013, the Company entered into an agreement with Wee Kai, the former Contract Chief Technical Advisor (“Contract CTA”). Among other terms, the Company agreed to issue 5,000 shares of common stock which have vested. The certificates for these shares have not actually been issued. However, the financial statements and notes for the year ended February 28, 2017 and February 29, 2016 have been prepared to reflect issuance of the 3,750 shares vested under this Agreement.

Contributed Capital

During the years ended February 28, 2017 and February 29, 2016, Goldenrise contributed $64,500 and $60,008 to fund business operations.

2014 Stock Incentive Plan

On January 27, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of February 28, 2017, 131,875 shares are available for issuance under the Plan.

6.	Income Taxes

As of February 28, 2017, the Company had net operating loss carry forwards of approximately $806,000 that may be available to reduce future years' federal taxable income for 20 years through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these net operating loss carry forwards. Net operating losses will begin to expire in 2022.

The following table presents the current income tax provision for federal and state income taxes for the years ended February 28, 2017 and February 29, 2016:

	For the Year Ended February 28, 2017	For the Year Ended February 29, 2016
Current tax provisions:
Federal	$–	$–
State	800	800
Total provision for income taxes	$800	$800

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended February 28, 2017 and February 29, 2016:

	For the Year Ended February 28, 2017	For the Year Ended February 29, 2016
US federal statutory income tax rate	-34%	-34%
State tax - net of benefit	-6%	-6%
Total provision for income taxes	0%	0%
Non-deductible expenses, net of federal benefit	0%	0%
Increase in valuation allowance	40%	40%
Minimum state taxes	1%	1%
Total provision for income taxes	1%	1%

The Company's most significant non-deductible expenses relate to shares of stock issued for various agreements which aggregate approximately $673,000 since inception.

The components of the Company's deferred tax assets for federal and state income taxes as of February 28, 2017 and February 29, 2016 consisted of the following:

	February 28, 2017	February 29, 2016
Non-current deferred tax assets
Net operating loss carry forwards	$322,000	$305,000
Less: valuation allowance	(322,000)	(305,000)
Net deferred tax assets	$–	$–

During the years ended February 28, 2017 and February 29, 2016, the valuation allowance increased approximately $17,000 and $28,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2016. Net operating losses may be limited as a result of the merger with Cloud Security and the sale of stock to Goldenrise.

The United States federal tax return years 2013 through 2016 are still subject to tax examination by the United States Internal Revenue Service, however, the Company does not have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years 2013 to 2016 and currently does not have any ongoing tax examinations.

The United States federal and California state tax returns years 2015 have not been filed and the 2016 returns are on extension.

7.	Subsequent Events

As previously reported on Form 8-K, on March 31, 2017, Goldenrise Development, Inc., a California corporation (“Goldenrise”) and the Company entered into a Stock Purchase Agreement (the “Agreement”) with Zhi Lu Peng, an individual (the “Purchaser”). Pursuant to the Agreement, Goldenrise agreed to sell and Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the Shares, Purchaser will pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Agreement, and (ii) $300,000 on or before June 15, 2017 (the “Closing”). The Agreement is subject to certain customary conditions to Closing.

The transaction contemplated by the Agreement would effectuate a change in control of the Company should it ultimately close. Purchaser would own approximately 92.12% of the Company's issued and outstanding common stock. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters. The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text thereof, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 4, 2017.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 28, 2017, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded its internal controls over financial reporting were effective as of February 28, 2017.

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

Pursuant to Regulation S-K Item 308(b), this Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this Form 10-K.

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

Name	Age	Position & Offices Held

Derek Yu	32	Chief Financial Officer and Director since February 11, 2015
Michael Dunn	65	Director since February 11, 2015
Jie Lai	25	Director since February 11, 2015

Biographies of Current Directors and Executive Officers

Derek Yu, Chief Financial Officer/Director. Mr. Yu obtained his Masters of Accounting degree from the School of Business and Management of National University in San Diego, California. Since August 2015, Mr. Yu has worked as a personal banker at Wells Fargo Bank. From 2010 to July 2015, Mr. Yu has been working as the Chief Financial Officer for AICEF in Los Angeles, California. Mr. Yu’s responsibilities as CFO include financial accounting, accounts receivable, accounts payable, project budgeting, payroll and cost management. Mr. Yu is fluent in Chinese and English.

Michael Dunn, Director. Mr. Dunn is an experienced business leader and executive with extensive experience managing and operating public companies. Mr. Dunn has served as Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of Global Future City Holding Inc. (OTCQB: FTCY) (fka FITT Highway Products, Inc.) since May 28, 2008 until present . From December 1995 through 2010, Mr. Dunn was the Chief Executive Officer of Bankers Integration Group, Inc., an e-commerce company serving the automotive finance and insurance industry. In mid-1995 through 2006, Mr. Dunn started a company that generated a $60 million auto portfolio which later sold the paper to a subsidiary of General Motors. Mr. Dunn interfaced with the top CEOs of automotive companies, including Harold Poling, the former CEO and Chairman of Ford Motor Company, and Bob Eaton, the former Chairman and CEO of Daimler Chrysler. Mr. Dunn secured $22.2 million in equity financing for the Company, plus an additional $20.8 million and $1.9 million in debt and lease financing, respectively. Bankers Integration Group, Inc. filed for Chapter 11 bankruptcy protection in October of 2007, and Mr. Dunn acted as the Trustee and coordinated the sale of the assets. The case was closed on November 17, 2010. Mr. Dunn also served as Chairman and Chief Executive Officer of Mountaineer Gaming, a gaming and entertainment company, where he coordinated the design and implementation of a $10 million renovation of the racetrack, and put into service over 700 new video lottery machines. The park had over 450 employees while Mr. Dunn was Chairman and CEO of the public company. He was instrumental in raising investor capital of approximately $17 million, plus an additional $17 million in construction loan and equipment lease financing. Mr. Dunn has vast experience as being the owner, manager, and director of various businesses, both large and small. Mr. Dunn attended La Crosse State University, Wisconsin, in business and has extensive training in business management and leadership.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended February 28, 2017 and February 29, 2016 in all capacities for the accounts of our named executive officers:

Summary Compensation Table
				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)

Sam (Ning) Liu	2017	$–	–	–	$–	–	$–
Former President and Chief Executive Officer(1)	2016	$–	–	–	$–	–	$–

Derek Yu	2017	$–	–	–	$–	–	$–
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board	2016	$–	–	–	$–	–	$–

_______________

(1)	On January 13, 2017, Mr. Ning (Sam) Liu resigned as Chief Executive Officer, President, Secretary and Chairman of the Board of Directors of the Company. The Board approved and accepted Mr. Liu’s resignation from such positions on January 13, 2017.

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended February 28, 2017.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Employment Agreements

We do not have any current employment agreements with our named executive officers.

Potential Payments upon Termination

None.

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal years ended February 28, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2017 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from February 28, 2017, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from February 28, 2017.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)
Goldenrise Development, Inc.(3)	12,000,000	92.0%
Derek Yu, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board	0	0.0%
Michael Dunn, Director	0	0.0%
Jie Lai, Director	0	0.0%
All Directors and Officers as a Group	0	0.0%

_______________

(1)	Unless otherwise stated, the address is 927 Canada Ct., City of Industry, CA 91748.

(2)	Percent of Class is based on 13,043,230 shares issued and outstanding as of June 13, 2017. There are no shares of preferred stock issued and outstanding as of the date of this filing.
(3)	Goldenrise Development, Inc. is a California corporation. Ni Li is the controlling officer and director of Goldenrise Devleopment and has voting and dispositive control over the 12,000,000 shares held by Goldenrise.

Changes in Control

As previously reported on Form 8-K, on March 31, 2017, Goldenrise Development, Inc., a California corporation (“Goldenrise”) and the “Company entered into a Stock Purchase Agreement (the “Agreement”) with Zhi Lu Peng, an individual (the “Purchaser”). Pursuant to the Agreement, Goldenrise agreed to sell and Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the Shares, Purchaser will pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Agreement, and (ii) $300,000 on or before June 15, 2017 (the “Closing”). The Agreement is subject to certain customary conditions to Closing.

The transaction contemplated by the Agreement would effectuate a change in control of the Company should it ultimately close. Purchaser would own approximately 92.12% of the Company's issued and outstanding common stock. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters. The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text thereof, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 4, 2017.

Other than the foregoing, we are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of February 28, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders (1)	–	–	131,875
Total	–	$–	131,875

_______________

(1)	2014 Stock Incentive Plan. On January 27, 2014, our board of directors adopted the 2014 Stock Incentive Plan (“Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 150,000 shares, subject to adjustment. Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the Company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the Plan. Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 131,875 shares, and as of February 28, 2017, we have issued 18,125 shares under the Plan. Since March 1, 2014, we have issued an aggregate 18,125 shares under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Derek Yu is not an independent director because he is also an executive officer of the Company. According to the NASDAQ definition, Michael Dunn and Jie Lai are independent directors.

Related Party Transactions

In the past, Goldenrise has funded certain Company costs, and may pay for certain costs on behalf of the Company in the future. No firm commitments have been made to fund such costs. During the years ended February 28, 2017 and February 29, 2016, respectively, Goldenrise contributed $64,500 and $60,008 to fund business operations.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

On April 30, 2015, the Company dismissed TAAD, LLP (“TAAD”) as its independent registered public accounting firm. The decision was approved by the Company’s Board of Directors effective April 30, 2015. Concurrently, on April 30, 2015 dbbmckennon was appointed as the Company’s independent registered public accounting firm.

dbbmckennon audited our financial statements for the fiscal years ended February 28, 2017 and February 29, 2016.

Audit Fees

dbbmckennon billed us $10,000 in fees for the audit of our financial statements for the year ended February 28, 2017 and $11,000 in fees for the audit of our financial statements for the year ended February 29, 2016.

dbbmckennon billed us an aggregate of $9,000 for the review of our quarterly financial statements for quarters ended May 31, 2016, August 31, 2016 and November 30, 2016.

Audit Related Fees

None.

Tax Fees

We have not yet incurred tax preparation fees for the year ended February 28, 2017 which we expect will be similar to 2016. We incurred tax preparation fees of $1,500 during 2016 in connection with the preparation of our tax returns for the years ended February 29, 2016.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws,), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	Employment Agreement for Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.2	Share Lock-Up Agreement with Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.3	Share Lock-Up Agreement with Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.4	Share Lock-Up Agreement with Ira Lebovic, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.5	Voting Trust Agreement, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.6	Contract CTA Agreement with Wee Kai Ng, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.7	Joint Venture Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.8	Transfer Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.9	Distribution Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Current Report on Form 8-K filed on June 13, 2014.
10.10	Consulting Agreement dated December 3, 2013 between Cloud Security Corp. and Kerry Singh, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.11	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.12	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.13	Consulting Agreement, dated December 8, 2014 between Cloud Security Corp. and Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instances Document*#
101.SCH	XBRL Taxonomy Extension Schema Document*#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *#

________________________

* Filed herewith

# Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUD SECURITY CORPORATION

Date: June 14, 2017	/s/ Derek Yu
Name: Derek Yu
Title: Chief Executive Officer and President (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Derek Yu	President, Chief Executive Officer, Chief Financial Officer	June 14, 2017
Secretary and Chairman of the Board

/s/ Michael Dunn	Director	June 14, 2017

/s/ Jie Lai	Director	June 14, 2017

