Form 10-Q
period 2017-05-31
CLOUD SECURITY CORP.
filed 2017-07-24
CIK 1516079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54440

CLOUD SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Park Plaza, Suite 400 Irvine, CA 92691
(Address of principal executive offices)

Issuer’s telephone number: (949) 769-3536

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 14, 2017, 13,026,980 shares of our common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends, and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

CLOUD SECURITY CORPORATION

FORM 10-Q

May 31, 2017

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

(unaudited)

	May 31, 2017	February 28, 2017
ASSETS
Current assets:
Cash	$1,409	$3,366
Prepaid expense	10,000	2,500
Deposit	175	175
TOTAL ASSETS	$11,584	$6,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$46,626	$14,151
Due to related party (See Notes 4 & 6)	13,100	–
Total liabilities	59,726	14,151

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at May 31, 2017 and February 28, 2017	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,026,980 issued and outstanding at May 31, 2017 and February 28, 2017	13,027	13,027
Additional paid-in capital	1,722,542	1,722,542
Accumulated deficit	(1,783,711)	(1,743,679)
Total stockholders' deficit	(48,142)	(8,110)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,584	$6,041

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016

General and administrative	$40,032	$18,879

Loss before provision for income taxes	(40,032)	(18,879)

Provision for income taxes	–	–

Net loss	$(40,032)	$(18,879)

Weighted average shares basic and diluted	13,026,980	13,026,980

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended May 31, 2017	For the Three Months Ended May 31, 2016
Cash flows from operating activities:
Net loss	$(40,032)	$(18,879)
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	(10,000)
Accounts payable	32,475	2,215
Due to related party	13,100	–
Net cash used in operating activities	(1,957)	(26,664)

Cash flows from financing activities:
Capital contributions from Goldenrise	–	40,000
Net cash provided by financing activities	–	40,000

Net change in cash	(1,957)	13,336
Cash, beginning of period	3,366	2,680
Cash, end of period	$1,409	$16,016

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

MAY 31, 2017

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

The Company’s principal business has been the software development of MyComputerKey; however, due to cash flow constraints, we have been unable to proceed with development of this software. The Company is currently evaluating the software infrastructure and interface for MyComputerKey, Phase 1 (version 3) of MyComputerKey and additional cloud computing security applications as well as alternative business ventures. During 2016, the Company received a patent and is continuing to evaluate its intellectual property and business strategies including raising additional capital for further development of our product, MyComputerKey™, entering into third party development agreements for additional product enhancements, developing additional products, creating and implementing marketing strategies for the sale of our product and raise brand awareness, entering into partnership or distribution agreements, or even an outright sale of our intellectual property.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 filed with the SEC on June 14, 2017. The results of operations for the three months ended May 31, 2017, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses, and has an accumulated deficit of $1,783,711 as of May 31, 2017. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

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

During 2016 and 2017, the Company capitalized its annual fees of $10,000 for its OTC Markets listing. The amounts are being amortized over the term of the contract. During the three months ended May 31, 2017 and 2016, the Company recorded amortization expense of $2,500 and $0, respectively.

4.	Related Party Transactions

During the three months ended May 31, 2017, entities affiliated with Michael Dunn advanced funds to the Company to fund certain operating expenses. The advances are due on demand. Also see Note 6.

5.	Stockholders’ Deficit

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of May 31, 2017 and February 28, 2017, no preferred stock has been issued and there were 13,026,980 shares of common stock issued and outstanding.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of May 31, 2017, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the three months ended May 31, 2017 and 2016, Goldenrise contributed $0 and $40,000, respectively to fund business operations. In the past, Goldenrise has funded certain Company costs. No firm commitments have been made to fund such costs in the future.

6.	Subsequent Events

As previously reported on Form 8-K, on March 31, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Peng Agreement”) with Zhi Lu Peng, an individual (the “Peng Purchaser”). Pursuant to the Peng Agreement, Goldenrise agreed to sell and Peng Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for these shares, Peng Purchaser was required pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Peng Agreement, and (ii) $300,000 on or before June 15, 2017 (the “Closing”). The purchase price was not paid and the Peng Agreement terminated by its terms on June 15, 2017 and is no further force or effect.

On June 28, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn Purchaser”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the shares, the Dunn Purchaser will pay to Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 shall be withheld by Purchaser and applied towards monies owed by Goldenrise to Dunn Purchaser; and (iii) $40,000 shall be with withheld by Dunn Purchaser and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing. The Dunn Agreement is subject to certain customary conditions to closing.

The Dunn Agreement would effectuate a change in control of the Company should it ultimately close. The Dunn Purchaser would own approximately 92.12% of the Company's issued and outstanding common stock. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2017.

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

As previously reported on Form 8-K, on March 31, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Peng Agreement”) with Zhi Lu Peng, an individual (the “Peng Purchaser”). Pursuant to the Peng Agreement, Goldenrise agreed to sell and Peng Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for these shares, Peng Purchaser was required pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Peng Agreement, and (ii) $300,000 on or before June 15, 2017 (the “Closing”). The purchase price was not paid and the Peng Agreement terminated by its terms on June 15, 2017 and is no further force or effect.

On June 28, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn Purchaser”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the shares, the Dunn Purchaser will pay to Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 shall be withheld by Purchaser and applied towards monies owed by Goldenrise to Dunn Purchaser; and (iii) $40,000 shall be with withheld by Dunn Purchaser and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing. The Dunn Agreement is subject to certain customary conditions to closing.

The Dunn Agreement would effectuate a change in control of the Company should it ultimately close. The Dunn Purchaser would own approximately 92.12% of the Company's issued and outstanding common stock. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016

We had no revenues during the three month periods ending May 31, 2017 and 2016.

During the three month period ended May 31, 2017 and 2016, we incurred general and administrative expenses of $40,032 and $18,879, respectively. During these periods we incurred accounting, legal and other costs associates with being a publicly traded company. The change in general and administrative expenses from May 31, 2016 to May 31, 2017 was attributable to higher legal fees incurred in connection with the filing our Form 10-K and the review of other transactions as described above.

During the three month periods ended May 31, 2017 and 2016, our net loss was $40,032 and $18,879, respectively, total increase of $21,153. The increase was attributable to higher legal costs, as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, we had cash and cash equivalents of $1,409 and a working capital deficit of $48,142 compared to cash and cash equivalents of $3,366 and a working capital deficit of $8,110 as of February 28, 2017.

We had total liabilities of $59,726 as of May 31, 2017, consisting primarily of accounts payable. At February 28, 2017, our total liabilities were $14,151.

We had a total stockholders’ deficit of $48,142 and an accumulated deficit of $1,783,711 as of May 31, 2017, compared to $8,110 and $1,743,679, respectively, as of February 28, 2017.

We used $1,957 of cash in operating activities for the three months ended May 31, 2017, which was attributable primarily to our net loss of $40,032 and a prepayment $10,000 for certain public company costs, partially offset by an increase in accounts payable of $32,475 and amounts due to a related party of $13,100. In comparison, we used $26,664 of cash in operating activities for the three months ended May 31, 2016.

During the three months ended May 31, 2017 and 2016, cash provided by financing activities were $0 and $40,000, respectively. During the 2016 period we received capital contributions from Goldenrise.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent Events:

As previously reported on Form 8-K, on March 31, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Peng Agreement”) with Zhi Lu Peng, an individual (the “Peng Purchaser”). Pursuant to the Peng Agreement, Goldenrise agreed to sell and Peng Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for these shares, Peng Purchaser was required pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Peng Agreement, and (ii) $300,000 on or before June 15, 2017 (the “Closing”). The purchase price was not paid and the Peng Agreement terminated by its terms on June 15, 2017 and is no further force or effect.

On June 28, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn Purchaser”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the shares, the Dunn Purchaser will pay to Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 shall be withheld by Purchaser and applied towards monies owed by Goldenrise to Dunn Purchaser; and (iii) $40,000 shall be with withheld by Dunn Purchaser and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing. The Dunn Agreement is subject to certain customary conditions to closing.

The Dunn Agreement would effectuate a change in control of the Company should it ultimately close. The Dunn Purchaser would own approximately 92.12% of the Company's issued and outstanding common stock. There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	Employment Agreement for Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.2	Share Lock-Up Agreement with Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.3	Share Lock-Up Agreement with Scott Gerardi, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.4	Share Lock-Up Agreement with Ira Lebovic, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.5	Voting Trust Agreement, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
10.6	Contract CTA Agreement with Wee Kai Ng, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.7	Joint Venture Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended February 28, 2013.
10.8	Transfer Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.9	Distribution Agreement dated December 3, 2013 between Cloud Security Corp. and App Ventures, Ltd., incorporated by reference to our Current Report on Form 8-K filed on June 13, 2014.
10.10	Consulting Agreement dated December 3, 2013 between Cloud Security Corp. and Kerry Singh, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended November 30, 2013.
10.11	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.12	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.13	Consulting Agreement, dated December 8, 2014 between Cloud Security Corp. and Safa Movassaghi, incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.14	Stock Purchase Agreement, dated June 28, 2017 between Cloud Security Corp., Goldenrise Development, Inc. and Michael R. Dunn, incorporated by reference to our Current Report on Form 8-K dated June 29, 2017.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2017	/s/ Michael R. Dunn
Name: Michael R. Dunn
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael R. Dunn	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board	July 24, 2017

