Form 10-Q
period 2017-08-31
CLOUD SECURITY CORP.
filed 2017-10-30
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

__________________________________________

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

As of October 23, 2017, 13,126,980 shares of our common stock were outstanding.

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

1

CLOUD SECURITY CORPORATION

FORM 10-Q

AUGUST 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

	August 31, 2017 (Unaudited)	February 28, 2017
ASSETS
Current assets:
Cash	$2,052	$3,366
Prepaid expense	7,500	2,500
Deposit	175	175
TOTAL ASSETS	$9,727	$6,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$61,319	$14,151
Accrued payroll – related parties	33,000	–
Accrued payroll – non-related party	26,583	–
Notes payable and accrued interest	120,000	–
Due to related party (See Note 4)	1,850	–
Total liabilities	242,752	14,151

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at August 31, 2017 and February 28, 2017	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,026,980 and 13,026,980 issued and outstanding at August 31, 2017 and February 28, 2017, respectively	13,027	13,027
Common stock to be issued	100	–
Additional paid-in capital	1,772,442	1,722,542
Accumulated deficit	(2,018,594)	(1,743,679)
Total stockholders' deficit	(233,025)	(8,110)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,727	$6,041

See accompanying Notes to the unaudited Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended August 31, 2017	For the Three Months Ended August 31, 2016	For the Six Months Ended August 31, 2017	For the Six Months Ended August 31, 2016

General and administrative	$229,881	$20,746	$269,915	$39,625

Interest Expense	5,000	–	5,000	–
Loss before provision for income taxes	(234,881)	(20,746)	(274,915)	(39,625)

Provision for income taxes	–	–	–	–

Net loss	$(234,881)	$(20,746)	$(274,915)	$(39,625)

Weighted average shares basic and diluted	13,061,763	13,026,980	13,044,372	13,026,980

Weighted average basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended August 31, 2017	For the Six Months Ended August 31, 2016
Cash flows from operating activities:
Net loss	$(274,915)	$(39,625)
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	(7,500)
Accounts payable	47,168	(1,276)
Accrued expenses	64,583	–
Due to related party	1,850	–
Net cash used in operating activities	(166,314)	(48,401)

Cash flows from financing activities:
Sale of common stock	50,000	–
Capital contributions from Goldenrise	–	50,000
Proceeds from issuance of notes payable	115,000	–
Net cash provided by financing activities	165,000	50,000

Net change in cash	(1,314)	1,599
Cash, beginning of period	3,366	2,680
Cash, end of period	$2,052	$4,279

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to the unaudited Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

AUGUST 31, 2017

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

The Company’s principal business through July 2017 has been the software development of MyComputerKey; however, due to cash flow constraints, we have been unable to proceed with development of this software. The Company is currently evaluating alternative business ventures, as discussed below. During 2016, the Company received a patent and is continuing to evaluate its intellectual property and business strategies including raising additional capital for further development of our product, MyComputerKey™. While the Company is contemplating alternative business ventures, it intends to either further consider the development of its technology for application in a new business venture, or may consider the sale of such technology.

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

On March 31, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Peng Agreement”) with Zhi Lu Peng, an individual (the “Peng Purchaser”). Pursuant to the Peng Agreement, Goldenrise agreed to sell and Peng Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for these shares, Peng Purchaser was required pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Peng Agreement, and (ii) $300,000 on or before June 15, 2017. The purchase price was not fully funded, $50,000 towards the purchase price that was remitted was returned to Peng Purchaser, and the Peng Agreement terminated by its terms on June 15, 2017 and is no further force or effect.

On June 28, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the shares, the Dunn will pay to Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 shall be withheld by Dunn and applied towards monies owed by Goldenrise to Dunn; and (iii) $40,000 shall be with withheld by Dunn and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing.

Concurrently, on June 28, 2017, Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., each a Chinese corporation (collectively, the “Buyers”), entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, Dunn agreed to sell and Buyers agreed to purchase 6,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 46.06% of the Company’s outstanding shares of common stock. In consideration for the Shares, Buyers agreed to pay to Dunn a total of $200,000 upon execution of the SPA (the “Purchase Price”). The Closing of the SPA was extended mutually by the parties and closed on July 28, 2017.  The Purchase Price was wired directly to the Company for the benefit of Dunn.

Prior to the Closing of the Dunn Agreement with Goldenrise, on July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise in the amount of $90,000 (the “Note”) (See Note 5). As such, when remitting the purchase price under the Dunn Agreement, $90,000 was paid to Goldenrise as payment under the Dunn Agreement and $90,000 was retained in the Company’s account as payment from Goldenrise to the Company for the Note. The Dunn Agreement purchase price has been paid in full.

The Closing of the Dunn Agreement and SPA occurred on July 28, 2017. The Dunn Agreement and SPA resulted in a change in control of the Company.

In August 2017, the Company began considering a revised business plan wherein the Company’s primary focus will be the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with the Company’s network of US based doctors and hospitals. The Company intends to develop a scalable biomedical bridge for the US and China markets. The bridge would provide concierge services for moving patients from China to the US with a focus on the following demographics: (i) cancer patient referrals that are in non-critical, non-life threatening positions, (ii) pre-screening and genetic testing for family members of cancer patients, (iii) patients suffering from Diabetes, and (iv) general medical services including preventative care and physicals. The Company intends to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining CFDA approval for medical device sales to government owned hospitals. As of the date of this report, the Company has not yet implemented this business plan and is currently in the development phase.

Impact of Legal Issues Facing our Former Chief Executive Officer

On January 31, 2017, our former Chief Executive Officer, President, and Chairman of the Board of Directors, Ning Liu resigned after being detained in China. Mr. Liu’s legal troubles are unrelated to the Company, have had no effect on our operations, and we do not believe this poses any business risk.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 filed with the SEC on June 14, 2017. The results of operations for the three and six months ended August 31, 2017, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses, and has an accumulated deficit of $2,018,594 as of August 31, 2017. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements are issued. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

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

During 2016 and 2017, the Company capitalized its annual fees of $10,000 for its OTC Markets listing. The amounts are being amortized over the term of the contract. During each of the three and six months ended August 31, 2017 and 2016, the Company recorded amortization expense of $2,500 and $5,000, respectively.

4.	Related Party Transactions

Due to Related Party

During the six months ended August 31, 2017, Mr. Dunn advanced funds through entities affiliated with him, net of repayments to the Company to fund certain operating expenses. The advances are due on demand and do not bear interest. The amounts due to Mr. Dunn of August 31, 2017 and February 28, 2017 were $1,850 and $0, respectively.

Related Party Transaction

On June 28, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the shares, the Dunn will pay to Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 shall be withheld by Dunn and applied towards monies owed by Goldenrise to Dunn; and (iii) $40,000 shall be with withheld by Dunn and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing.

Concurrently, on June 28, 2017, Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., each a Chinese corporation (collectively, the “Buyers”), entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, Dunn agreed to sell and Buyers agreed to purchase 6,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 46.06% of the Company’s outstanding shares of common stock. In consideration for the Shares, Buyers agreed to pay to Dunn a total of $200,000 upon execution of the SPA (the “Purchase Price”). The Closing of the SPA was extended mutually by the parties and closed on July 28, 2017. The Purchase Price was wired directly to the Company for the benefit of Dunn.

Prior to the Closing of the Dunn Agreement with Goldenrise, on July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise in the amount of $90,000 (the “Note”) (See Note 5). As such, when remitting the purchase price under the Dunn Agreement, $90,000 was wired to Goldenrise as payment under the Dunn Agreement and $90,000 remained in the Company’s account as payment from Goldenrise to the Company for the Note. The Dunn Agreement purchase price has been paid in full.

Facility Lease

Commencing on June 1, 2017, Michael Dunn and the Company entered into a real property lease whereby the Company leased 5,824 square feet of office space on a month-to-month basis at a monthly rental amount of $16,962 plus approximately $300 per month for parking spaces. The Lease may be terminated by either party by giving the non-terminating party a written 30-day notice of Lease termination and non-renewal and specifically stating the intended termination date. The Company shall be responsible for all services and utilities including, but not limited to, telephone, water, trash disposal, gas, and electricity, used during term of this lease.

During the three and six months ended, the Company incurred $51,786 in rent expense under this lease.

Accrued Payroll

As of August 31, 2017 and February 28, 2017, the Company approved compensation to Michael Dunn in the amount of $5,000 per month beginning in June 2017. The Company accrued and unpaid payroll due to Mr. Dunn of $15,000 and $0, respectively.

As of August 31, 2017 and February 28, 2017, the Company approved compensation to Amanda Huang, our Senior Vice President in the amount of $5,000 per month beginning in June 2017. The Company accrued and unpaid payroll due to Ms. Huang of $15,000 and $0, respectively.

5.	Notes Payable

During the six months ended August 31, 2017, the Company issued an unsecured note payable to an unrelated third party in the amount of $25,000. The note together with accrued interest of $5,000 is payable upon demand. The amounts due as of August 31, 2017 and February 28, 2017 were $30,000 and $0, respectively. During the three and six months ended August 31, 2017, the Company recorded interest expense of $5,000 and $5,000, respectively. There was no interest expense during the 2016 periods.

On July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise, a former related party before change of control on June 28, 2017, in the amount of $80,000, which was increased to $90,000 by the Parties (the “Note”). The Note together with accrued interest is due and payable on August 31, 2017. The note does not bear interest. The note has not been repaid. The amounts due as of August 31, 2017 and February 28, 2017 were $90,000 and $0, respectively. The funds were to be used for transaction related costs which was to be repaid in August 2017 from anticipated future financing activities of the Company. The Company has been unable to secure this financing and the Note remains outstanding. Due to the outstanding balance not being paid, Mr. Dunn, who was the purchaser of 12,000,000 shares under the Dunn Agreement, will not provide the $40,000 in funds to be used for legal and accounting until such time as the loan is paid in full to Goldenrise.

6.	Capital Stock

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of August 31, 2017 and February 28, 2017, no preferred stock has been issued.

On July 31, 2017, the Company sold 100,000 shares of restricted common stock for $50,000.  The shares were recorded under common stock to be issued as of August 31, 2017 since the shares were issued in September 2017.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of August 31, 2017, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the six months ended August 31, 2016 Goldenrise, the Company’s former majority shareholder, contributed $50,000 to fund business operations of the Company. Upon Goldenrise’s sale of all interest in the Company on July 28, 2017, Goldenrise has no interest in the Company, with the exception of the outstanding Note for $90,000, and there will be no further commitments to fund such costs in the future.

7.	Subsequent Event

In September 2017, the Company issued 100,000 shares of common stock to an accredited investor.  The shares were sold in July and recorded as common stock to be issued as of August 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2017.

Overview of Current Operations

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

Our principal business has been the software development of MyComputerKey™; however, due to cash flow constraints, we have been unable to proceed with further development. We are currently evaluating the software infrastructure and interface for MyComputerKey™, Phase 1 (version 3) of MyComputerKey™ and additional cloud computing security applications. Additionally, we have begun evaluating additional business ventures and may elect to develop and update our technology for use in the new venture.

In August 2017, the Company began considering a revised business plan wherein the Company’s primary focus will be the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with the Company’s network of US based doctors and hospitals. The Company intends to develop a scalable biomedical bridge for the US and China markets. The bridge would provide concierge services for moving patients from China to the US with a focus on the following demographics: (i) cancer patient referrals that are in non-critical, non-life threatening positions, (ii) pre-screening and genetic testing for family members of cancer patients, (iii) patients suffering from Diabetes, and (iv) general medical services including preventative care and physicals. The Company intends to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining CFDA approval for medical device sales to government owned hospitals. As of the date of this report, the Company has not yet implemented this business plan and is currently in the development phase.

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

On March 31, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Peng Agreement”) with Zhi Lu Peng, an individual (the “Peng Purchaser”). Pursuant to the Peng Agreement, Goldenrise agreed to sell and Peng Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for these shares, Peng Purchaser was required pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Peng Agreement, and (ii) $300,000 on or before June 15, 2017. The purchase price was not fully funded, all funds remitted were returned to the Peng Purchaser, and the Peng Agreement terminated by its terms on June 15, 2017 and is no further force or effect.

On June 28, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the shares, the Dunn will pay to Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 shall be withheld by Dunn and applied towards monies owed by Goldenrise to Dunn; and (iii) $40,000 shall be with withheld by Dunn and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing.

Concurrently, on June 28, 2017, Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., each a Chinese corporation (collectively, the “Buyers”), entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, Dunn agreed to sell and Buyers agreed to purchase 6,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 46.06% of the Company’s outstanding shares of common stock. In consideration for the Shares, Buyers agreed to pay to Dunn a total of $200,000 upon execution of the SPA. The Closing of the SPA was extended mutually by the parties and closed on July 28, 2017.

The Closing of the Dunn Agreement and SPA occurred on July 28, 2017. The Dunn Agreement and SPA resulted in a change in control of the Company.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2017 Compared to the Three Months Ended August 31, 2016

We had no revenues during the three month periods ending August 31, 2017 and 2016.

During the three month period ended August 31, 2017 and 2016, we incurred general and administrative expenses of $229,881 and $20,746, respectively. During these periods we incurred accounting, legal and other costs associates with being a publicly traded company and increased operating expenses in connection with the planned launch of the business model during this period. The change in general and administrative expenses from August 31, 2016 to August 31, 2017 periods was primarily attributable to following:

•	$67,187 in higher legal fees incurred in connection with the review and documentation of transactions as described above;
•	$71,627 in higher payroll and related personnel costs; and
•	$81,786 in rent and related office expense.

During the three month periods ended August 31, 2017 and 2016, our net loss was $234,881 and $20,746, respectively, total increase of $214,881. The increase was attributable to higher legal costs, as described above.

Six Months Ended August 31, 2017 Compared to the Six Months Ended August 31, 2016

We had no revenues during the six month periods ending August 31, 2017 and 2016.

During the six month period ended August 31, 2017 and 2016, we incurred general and administrative expenses of $269,915 and $37,758, respectively. During these periods we incurred accounting, legal and other costs associates with being a publicly traded company and increased operating expenses in connection with the planned launch of the business model during the second quarter of 2017. The change in general and administrative expenses from August 31, 2016 to August 31, 2017 was attributable to higher legal fees incurred in connection with the filing our Form 10-K and the review of other transactions as described above.

The change in general and administrative expenses from August 31, 2016 to August 31, 2017 periods was primarily attributable to following:

•	$72,350 in higher legal fees incurred in connection with the review and documentation of transactions as described above;
•	$71,627 in higher payroll and related personnel costs; and
•	$82,670 in rent and related office expense.

During the six month periods ended August 31, 2017 and 2016, our net loss was $274,915 and $37,758, respectively, total increase of $245,705. The increase was attributable to higher legal costs, as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2017, we had cash and cash equivalents of $2,052 and a working capital deficit of $233,025 compared to cash and cash equivalents of $3,366 and a working capital deficit of $8,110 as of February 28, 2017.

We had total liabilities of $242,752 as of August 31, 2017, consisting primarily of accounts payable, accrued payroll, notes payable and amounts due to Michael Dunn. At February 28, 2017, our total liabilities were $14,151.

We had a total stockholders’ deficit of $(233,025) and an accumulated deficit of $(2,018,593) as of August 31, 2017, compared to $8,110 and $(1,743,679), respectively, as of February 28, 2017.

We used $166,314 of cash in operating activities for the six months ended August 31, 2017, which was attributable primarily to our net loss of $274,914 and a prepayment $10,000 for certain public company costs, partially offset by an increase in accounts payable and accrued expenses of $111,749 and amounts due to a related party (Michael Dunn) of $1,850. In comparison, we used $48,401 of cash in operating activities for the six months ended August 31, 2016.

During the six months ended August 31, 2017 and 2016, cash provided by financing activities were $165,000 and $50,000, respectively. During the 2017 period, we sold 100,000 shares of common stock for $50,000 and received $115,000 from the issuance of two note payables including $90,000 from Goldenrise and received $25,000 of the proceeds from the issuance of a note payable. During the 2016 period we received capital contributions from Goldenrise totaling $50,000.

Additional capital is required in order to acquire the source code developed by the third-party developers retained to complete the MyComputerKey™ project. Management is in negotiations with these developers to resolve and restructure the original contract.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2017, the Company issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

On July 31, 2017, the Company received a subscription for 100,000 restricted shares of common stock for net proceeds of $50,000. The Board of Directors accepted the subscription on September 14, 2017; as a result, 100,000 shares of common stock were issued to one U.S. accredited investor.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
10.1	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.2	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.3	Stock Purchase Agreement, dated June 28, 2017 between Cloud Security Corp., Goldenrise Development, Inc. and Michael R. Dunn, incorporated by reference to our Current Report on Form 8-K dated June 29, 2017.
10.4	Stock Purchase Agreement dated June 28, 2017, by and between Mr. Michael R. Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., incorporated by reference to our Current Report on Form 8-K dated August 1, 2017
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2017	/s/ Michael R. Dunn
Name: Michael R. Dunn
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

