Form 10-Q
period 2017-11-30
CLOUD SECURITY CORP.
filed 2018-01-18
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54440

CLOUD SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Park Plaza, Suite 400 Irvine, CA 92614
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

As of January 16, 2018, 13,168,230 shares of our common stock were outstanding.

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

2

CLOUD SECURITY CORPORATION

FORM 10-Q

NOVEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUD SECURITY CORPORATION

BALANCE SHEETS

	November 30, 2017 (Unaudited)	February 28, 2017
ASSETS
Current assets:
Cash	$6	$3,366
Prepaid expense and other	5,000	2,500
Deposit	–	175
TOTAL ASSETS	$5,006	$6,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$7,168	$–
Accounts payable	110,748	14,151
Accrued payroll – related parties	60,500	–
Accrued payroll – non-related party	21,083	–
Notes payable and accrued interest	145,083	–
Total liabilities	344,582	14,151

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at November 30, 2017 and February 28, 2017	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,151,980 and 13,026,980 issued and outstanding at November 30, 2017 and February 28, 2017, respectively	13,152	13,027
Additional paid-in capital	1,797,417	1,722,542
Accumulated deficit	(2,150,145)	(1,743,679)
Total stockholders' deficit	(339,576)	(8,110)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,006	$6,041

See accompanying Notes to the unaudited Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended November 30, 2017	For the Three Months Ended November 30, 2016	For the Nine Months Ended November 30, 2017	For the Nine Months Ended November 30, 2016

General and administrative	$128,969	$12,844	$398,883	$52,469

Interest Expense	2,583	–	7,583	–
Loss before provision for income taxes	(131,552)	(12,844)	(406,466)	(52,469)

Provision for income taxes	–	–	–	–

Net loss	$(131,552)	$(12,844)	$(406,466)	$(52,469)

Weighted average shares basic and diluted	13,071,207	13,026,980	13,053,317	13,026,980

Weighted average basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

CLOUD SECURITY CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended November 30, 2017	For the Nine Months Ended November 30, 2016
Cash flows from operating activities:
Net loss	$(406,466)	$(52,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of security deposit	175	–
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	(5,000)
Accounts payable	96,597	143
Accrued liabilities	89,167	–
Net cash used in operating activities	(223,027)	(57,326)

Cash flows from financing activities:
Cash overdraft	7,167	–
Sale of common stock	75,000	–
Capital contributions from Goldenrise	–	56,000
Proceeds from issuance of notes payable	137,500	–
Net cash provided by financing activities	219,667	56,000

Net change in cash	(3,360)	(1,326)
Cash, beginning of period	3,366	2,680
Cash, end of period	$6	$1,354

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to the unaudited Financial Statements

CLOUD SECURITY CORPORATION

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 filed with the SEC on June 14, 2017. The results of operations for the three and nine months ended November 30, 2017, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses, and has an accumulated deficit of $2,150,145 as of November 30, 2017. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements are issued. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

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

During 2016 and 2017, the Company capitalized its annual fees of $10,000 for its OTC Markets listing. The amounts are being amortized over the term of the contract. During each of the three and nine months ended November 30, 2017 and 2016, the Company recorded amortization expense of $7,500 and $7,500, respectively.

4.	Related Party Transactions

Due to Related Party

During the nine months ended November 30, 2017, Mr. Dunn advanced and were repaid funds through entities affiliated with him, net of repayments to the Company to fund certain operating expenses. The advances are due on demand and do not bear interest. The amounts due to Mr. Dunn of November 30, 2017 and February 28, 2017 were $0 and $0, respectively.

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

During the three and nine months ended, the Company incurred $48,730 and $117,320, respectively in rent expense under this lease.

Accrued Payroll

As of November 30, 2017 and February 28, 2017, the Company approved compensation to Michael Dunn in the amount of $5,000 per month beginning in June 2017. The Company accrued and unpaid payroll due to Mr. Dunn of $33,000 and $0, respectively.

As of November 30, 2017 and February 28, 2017, the Company approved compensation to Amanda Huang, our former Senior Vice President in the amount of $5,000 per month beginning in June 2017. The Company accrued and unpaid payroll due to Ms. Huang of $25,000 and $0, respectively.

5.	Notes Payable

On June 8, 2017, the Company issued an unsecured note payable to an unrelated third party in the amount of $25,000. The note together with accrued interest of $5,000 is payable upon demand. The amounts due as of November 30, 2017 and February 28, 2017 were $30,000 and $0, respectively. During the three and nine months ended November 30, 2017, the Company recorded interest expense of $5,000 and $5,000, respectively. There was no interest expense during the 2016 periods.

On July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise, a former related party before change of control on June 28, 2017, in the amount of $80,000, which was increased to $90,000 by the Parties (the “Note”). The Note together with accrued interest is due and payable on August 31, 2017. The note does not bear interest. The note has not been repaid. The amounts due as of November 30, 2017 and February 28, 2017 were $90,000 and $0, respectively. The funds were to be used for transaction related costs which was to be repaid in August 2017 from anticipated future financing activities of the Company. The Company has been unable to secure this financing and the Note remains outstanding. Due to the outstanding balance not being paid, Mr. Dunn, who was the purchaser of 12,000,000 shares under the Dunn Agreement, will not provide the $40,000 in funds to be used for legal and accounting until such time as the loan is paid in full to Goldenrise.

On September 28, 2017, the Company issued an unsecured note payable to an unrelated third party in the amount of $12,500. The note together with accrued interest of $2,500 that was earned upon issuance of the note is payable upon demand. The amounts due as of November 30, 2017 and February 28, 2017 were $15,000 and $0, respectively. During the three and nine months ended November 30, 2017, the Company recorded interest expense of $2,500 and $2,500, respectively. There was no interest expense during the 2016 periods.

On October 7, 2017, the Company borrowed $7,000 from an unrelated third party. The amount was repaid but had not been cashed out as of November 30, 2017. The amount was recorded under cash overdraft.

On October 23, 2017, the Company issued an unsecured note payable to an unrelated third party in the amount of $8,000. The note bears interest at a rate of 10% per annum and is payable upon demand. The amounts due as of November 30, 2017 and February 28, 2017 were $8,083 and $0, respectively. During the three and nine months ended November 30, 2017, the Company recorded interest expense of $83 and $83, respectively. There was no interest expense during the 2016 periods.

On October 27, 2017, the Company borrowed $2,000 from an unrelated third party. The amount was to be repaid within 30 days. The amounts due as of November 30, 2017 and February 28, 2017 were $2,000 and $0, respectively.

6.	Capital Stock

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of November 30, 2017 and February 28, 2017, no preferred stock has been issued.

On July 31, 2017, the Company sold 100,000 shares of restricted common stock for $50,000.

On October 27, 2017, the Company sold 25,000 shares of restricted common stock for $25,000.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of November 30, 2017, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the nine months ended November 30, 2016 Goldenrise, the Company’s former majority shareholder, contributed $56,000 to fund business operations of the Company. Upon Goldenrise’s sale of all interest in the Company on July 28, 2017, Goldenrise has no interest in the Company, with the exception of the outstanding Note for $90,000, and there will be no further commitments to fund such costs in the future.

7.	Subsequent Events

On December 22, 2017, China Israel Biotechnology Co. Ltd., an entity associated with our Chief Executive Officer, entered into a promissory note for $100,000 which accrues 10% interest per annum and has a maturity date of March 22, 2018.. As of the date of this report a total of $100,000 has been funded.

On December 29, 2017, the Board of Directors of the Company approved the incorporation of US-China Biomedical Technology, Inc. (“US-China”) in the state of Nevada as a wholly-owned subsidiary of the Company. US-China was incorporated on January 11, 2018. Mr. Qingxi Huang is the sole officer and Director of US-China.

On January 9, 2018, Ms. Amanda Huang resigned as the Senior Vice President of Cloud Security Corporation (the “Company”) effective immediately. The Board approved and accepted Ms. Huang’s resignation as the Company’s Senior Vice President on January 10, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF CLOUD SECURITY CORPORATION (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2017.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016

We had no revenues during the three month periods ending November 30, 2017 and 2016.

During the three month period ended November 30, 2017 and 2016, we incurred general and administrative expenses of $128,969 and $12,844, respectively. During these periods we incurred accounting, legal and other costs associates with being a publicly traded company and increased operating expenses in connection with the planned launch of the business model during this period. The change in general and administrative expenses from November 30, 2016 to November 30, 2017 periods was primarily attributable to following:

•	$20,313 in higher legal fees incurred in connection with the review and documentation of transactions as described above;
•	$28,754 in higher payroll and related personnel costs; and
•	$54,334 in rent and related office expense.

During the three month periods ended November 30, 2017 and 2016, our net loss was $131,552 and $12,844, respectively, total increase of $118,708. The increase was attributable to higher legal costs, payroll and rent, as described above.

Nine Months Ended November 30, 2017 Compared to the Nine Months Ended November 30, 2016

We had no revenues during the nine month periods ending November 30, 2017 and 2016.

During the nine month period ended November 30, 2017 and 2016, we incurred general and administrative expenses of $398,883 and $52,469, respectively. During these periods we incurred accounting, legal and other costs associates with being a publicly traded company and increased operating expenses in connection with the planned launch of the business model during the second quarter of 2017. The change in general and administrative expenses from November 30, 2016 to November 30, 2017 was attributable to higher legal fees incurred in connection with the filing our Form 10-K and the review of other transactions as described above.

The change in general and administrative expenses from November 30, 2016 to November 30, 2017 periods was primarily attributable to following:

•	$92,663 in higher legal fees incurred in connection with the review and documentation of transactions as described above;
•	$100,381 in higher payroll and related personnel costs; and
•	$133,134 in rent and related office expense.

During the nine month periods ended November 30, 2017 and 2016, our net loss was $406,466 and $52,469, respectively, total increase of $353,997. The increase was attributable to higher legal costs, payroll and rent, as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2017, we had cash and cash equivalents of $6 and a working capital deficit of $339,576 compared to cash and cash equivalents of $3,366 and a working capital deficit of $8,110 as of February 28, 2017.

We had total liabilities of $344,582 as of November 30, 2017, consisting primarily of accounts payable, accrued payroll and notes payable. At February 28, 2017, our total liabilities were $14,151.

We had a total stockholders’ deficit of $(339,576) and an accumulated deficit of $(2,150,145) as of November 30, 2017, compared to $8,110 and $(1,743,679), respectively, as of February 28, 2017.

We used $223,027 of cash in operating activities for the nine months ended November 30, 2017, which was attributable primarily to our net loss of $406,466 and a prepayment $10,000 for certain public company costs, partially offset by an increase in accounts payable and accrued expenses of $185,763. In comparison, we used $48,401 of cash in operating activities for the nine months ended November 30, 2016.

During the nine months ended November 30, 2017 and 2016, cash provided by financing activities were $219,667 and $56,000, respectively. During the 2017 period, we sold 125,000 shares of common stock for $75,000 and received $137,500 from the issuance of note payables including $90,000 from Goldenrise. During the 2016 period we received capital contributions from Goldenrise totaling $56,000.

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

.ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2017.

Changes in Internal Control Over Financial Reporting

On November 19, 2017, Mr. Michael R. Dunn, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and director, died unexpectedly. As a result, the Company’s Chairman of the Board of Directors, Mr. Qingxi (“Sunny”) Huang, was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. This change may have affected our internal control over financial reporting during the quarter ended November 30, 2017 and subsequent periods. Our Chief Executive Officer will evaluate our controls and procedures quarterly to determine whether or not our controls and procedures have become effective again.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Internal Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2017, the Company issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

On July 31, 2017, the Company received a subscription for 100,000 restricted shares of common stock for net proceeds of $50,000. The Board of Directors accepted the subscription on September 14, 2017; as a result, 100,000 shares of common stock were issued to one U.S. accredited investor.

On October 27, 2017, the Company received a subscription for 25,000 restricted shares of common stock for net proceeds of $25,000 from one investor.

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

Date: January 18, 2018	/s/ Qingxi Huang
Name: Qingxi Huang
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

