Form 10-K
period 2018-02-28
US-China Biomedical Technology, Inc.
filed 2018-06-13
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54440

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4479356
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 Park Plaza Suite 400

Irvine, CA 92614

City of Industry, CA 91748

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 679-3992

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,617,450, based upon the price ($2.50) at which the common stock was last sold as of August 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 12, 2018, 15,526,896 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None

i

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

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words "we," "our," "us," the "Company," "UCBB," or “US-China” refers to US-China Biomedical Technology. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

On March 31, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Peng Agreement”) with Zhi Lu Peng, an individual (the “Peng Purchaser”). Pursuant to the Peng Agreement, Goldenrise agreed to sell and Peng Purchaser agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92% of the Company’s outstanding shares of common stock. In consideration for these shares, Peng Purchaser agreed pay to Goldenrise a total of $400,000 as follows: (i) $100,000 upon the execution of the Peng Agreement, and (ii) $300,000 on or before June 15, 2017. An initial payment of $50,000 was made toward the purchase price, but no additional payment was received. As such, the $50,000 was returned to Peng Purchaser, and the Peng Agreement terminated by its terms on June 15, 2017 and is no further force or effect.

On June 28, 2017, Goldenrise and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for these shares, Dunn agreed to pay Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 was offset to monies owed by Goldenrise to Dunn; and (iii) $40,000 was withheld by Dunn and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing.

Concurrently, on June 28, 2017, Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., each a Chinese corporation (collectively, the “Buyers”), entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, Dunn agreed to sell and Buyers agreed to purchase 6,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 46% of the Company’s then outstanding shares of common stock. In consideration for the Shares, Buyers agreed to pay to Dunn a total of $200,000 upon execution of the SPA (the “Purchase Price”). The Closing of the Dunn Agreement and SPA occurred on July 28, 2017. The Dunn Agreement and SPA resulted in a change in control of the Company.

On January 18, 2018, US-China Biomedical Technology, Inc. – a Nevada corporation incorporated on January 11, 2018, and our wholly-owned subsidiary – merged with and into the Company pursuant to an Agreement and Plan of Merger. In connection with the merger, the Company’s Articles of Incorporation were effectively amended to change our name to “US-China Biomedical Technology, Inc.” by and through the filing of Articles of Merger. This parent-subsidiary merger was approved by us, the parent, in accordance with Nevada Revised Statutes Section 92A.180.

On February 8, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name to “US-China Biomedical Technology, Inc.” (the “Name Change”) and new trading symbol “UCBB” (the “Symbol Change”) which became effective on the opening of trading as of February 9, 2018.

Overview and Business of Issuer

We are an early stage medical tourism and services company. Through late 2017 our principal business was related to the software development of MyComputerKey™ and our other patented cloud computing technologies; however, due to cash flow constraints, we were unable to proceed with the further development of our software. Due to enhanced competition in the software development market and advancements in technology made by our competitors, we began evaluating alternative business plans.

Following the change in control of the Company pursuant to the SPA, the decision was made to put the software development on hold and to shift our primary business focus. Our newly revised business plan is directed towards medical tourism. The primary focus of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide concierge services for moving patients from China to the US with an emphasis on the following demographics:

(i)	cancer patient referrals that are in non-critical, non-life threatening positions,
(ii)	pre-screening and genetic testing for family members of cancer patients,
(iii)	patients suffering from Diabetes, and
(iv)	general medical services including preventative care and physicals.

The Company intends to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining China Food & Drug Administration (“CFDA”) approval for medical device sales to government owned hospitals. As of the date of this report, the Company has begun identifying qualified physicians and additions to the company’s management team to begin initiation of operations in the US. The business plan and is currently in the development phase.

Intellectual Property

Our success depends in part on our ability to protect our intellectual property and proprietary technologies.  We plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We plan also to rely on copyright laws to protect any future programs, devices, trademarks, and propriety processes and technology which we will utilize in executing our business plan.

We currently have no intellectual property related to medical tourism. We currently own all rights and patents associated with our past business endeavors such as the invention titled, “Apparatus Systems and Methods for Virtual Desktop Access and Management”, described under patent application (U.S. Serial Number 13/173,220) for systems and methods for accessing and managing a computer desktop, and with the invention titled, “System and Methods for One-Time Password Generation on a Mobile Computing Device”, described under patent application (U.S. Serial Number 14/295182) for process and methods of for one-time password on mobile computing devices. We have recorded a formal notice of assignment related to U.S. Serial Number 13/173,220with the United States Patent and Trademark Office previously held in the name of former executives of the Company, however U.S. Serial Number 14/295182 remained in the former executives name.

The patented system described under Serial No. 13/173220 is comprised of a removable virtual desktop Key permitting remote access and management of various computing devices that are communicatively linked to the Company’s secured cloud network. The Key allows the user secured virtual access and management of their desktop interface through a secondary computer only through unique user identification validation and a series of encrypted security file authentications including a DRM signature, a number of login credentials, and a biometric data template so even if passwords are breached the Key remains uncompromised.

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

Competition

Our potential competitors include Chinese based patient referral companies and agencies who provide international healthcare referral services similar to ours, such as Hope Noah Company in Beijing, Saint Lucia Consulting in Beijing, Shanghai Medical Tourism Products and Promotion Platform, and Ryavo Healthcare in Shanghai. Our potential competitors have substantially greater financial, technical, and human resources than we do, as well as established market share and the commercialization of their services. Our competitors’ services may be more effective, or more effectively marketed and sold, than any services we may commercialize and may render our services obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will continue to face intense and increasing competition as new service providers enter the market and if we cannot maintain solid relationships with top tier physicians and hospitals. However, we believe that if we are able to further develop our business plan, establish solid relationships, and provide our own medical technology which has been developed by our majority shareholder, we may have key potential advantages over competitive services that could enable us to capture meaningful market share from our competitors.

Industry Regulation

Our business is subject to a wide range of complex U.S. and foreign laws and regulations related to privacy. HIPPA, data protection, and intellectual property, among others. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. Failure to comply with, or changes in, laws and regulations applicable to our businesses could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Trends in Medical Tourism

U.S. trade in health travel services (often called “medical tourism”) has grown steadily in recent years; exports (i.e., travelers coming to the United States) have doubled, and imports (U.S. travelers going abroad) have increased almost nine-fold from a low base in the early 2000’s. Despite rising costs, the U.S. health system continues to attract foreigners because of its high-quality services and its closeness to large patient markets. At the same time, more Americans are seeking more affordable care abroad, even if they must pay for their expenses out of pocket. The two most important barriers to increasing cross-border trade in health services are visa restrictions for travelers from certain countries entering the United States and a lack of coverage by many U.S. health insurers for treatments provided abroad.

In 2013, U.S. cross-border exports of health-related personal travel services were $3.3 billion, up from $1.6 billion in 2003, for a 7.7% compound annual growth rate (CAGR). Imports rose from $168 million in 2003 to $1.4 billion in 2013, implying a CAGR of 24%, albeit from a low base. Though health travel services represent only a small share of total trade in personal travel, they have consistently produced a trade surplus for the United States ($1.8 billion in 2013). Health travel exports grew faster than growth in spending on healthcare, with total U.S. personal healthcare expenditures rising at an average rate of 5.6% from 2002 to 2012 before slowing in 2013. The growth trend of these exports more resembles that of total U.S. travel exports, which rose 7.9% annually from 2003 to 2013.

About 0.5% of all air travelers entering the United States annually—between 100,000 and 200,000 people—list health treatment as a reason for visiting (this data excludes travelers from Canada and Mexico, the majority of whom travel to the United States overland). Foreign patients most often cite access to advanced medical care as their reason for traveling to this country for treatment.

Marketing

Because we are currently in the development stage of our business we have not engaged in any marketing activities. In mid-2018 we intend to implement a comprehensive integrated plan to achieve our business objectives. Our primary objectives include building brand awareness, developing lead generation programs that will drive sales and revenue, and developing an infrastructure that supports and measures our marketing activities. Our marketing activities will be driven by our website, organic and paid search optimization, direct marketing, events, social media, and eMarketing focused on small and medium sized businesses and individuals.

Employees

We currently have 2 active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at: 2 Park Plaza, Suite 400, Irvine, CA 92614. Our current rent for 5,824 square feet consisting of 10 offices, cubicles, and conference rooms is approximately $16,000 per month through March 7, 2019. The rent will increase by $0.12-0.13 per square foot each year. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not own any real property. The Company’s telephone number is (949) 679-3992.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “UCBB”. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid
Year ended 2/28/2018
3/1/2017-5/31/2017	$1.52	$0.85
6/1/2017-8/31/2017	2.50	1.30
9/1/2017-11/30/2017	2.45	1.40
12/1/2017-2/29/2018	1.40	0.40
Year ended 2/28/2017 3/1/2016-5/31/2016	$5.50	$2.10
6/1/2016-8/31/2016	4.00	2.40
9/1/2016-11/30/2016	2.40	1.44
12/1/2016-2/28/2017	1.65	0.89

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

Record Holders

As of June 12, 2018, there were 30 registered holders of our common stock, although we believe that the number of beneficial owners is substantially greater since a significant number of shares are held in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Year Ended February 28, 2017

None

Year Ended February 28, 2018

During the year ended February 28, 2018, the Company issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

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

On December 29, 2017, the Company entered into five separate Debt Settlement Agreements with five of the Company’s debt holders whereby the Company agreed to issue 156,579 aggregate restricted common stock at $0.40 per shares in exchange for the conversion of all outstanding debt held by the debt holders. As a result, an aggregate amount of 156,579 common stock shares were committed to be issued as of February 28, 2018; the shares were actually issued March 27, 2018.

On December 29, 2017, the Company and its legal counsel (the “Law Firm”) agreed to convert an aggregate $74,835 in debt owed for legal services rendered through December 29, 2017 in exchange for 187,087 shares of restricted common stock, valued at $0.40 per share. The Law Firm applied the credit to the Company’s invoice on January 3, 2018, and the shares were issued to the Law Firm on April 30, 2018.

Subsequent issuances: On March 15, 2018, the Company entered into a subscription agreement with China-Israel Biological Technology, Co. Ltd. (“CIB”), a Chinese company associated with Mr. Qingxi Huang, President and Chief Executive Officer of the Company, pursuant to the Subscription Agreement for aggregate proceeds of $800,000 (the “Purchase Price”). The Purchase Price was paid as follows: (i) $569,805USD paid at closing, and (ii) $230,195 was applied toward the Purchase Price pursuant to a Debt Settlement Agreement entered into by the Company. The Purchase Price was paid on May 8, 2018. The shares were issued on May 25, 2018.

On April 23, 2018, the Company issued 15,000 restricted shares to one holder as consideration for services rendered to the Company.

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

(c) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a "U.S. person", as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF US-CHINA BIOMEDICAL TECHNOLOGY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2018.

Overview of Current Operations

As of May 2017, we determined it is in the best interest to shift the corporation’s primary business focus and put all cloud computing software development on hold. As such, we have sought out and are in the process of developing a newly revised business plan which will shift the Company’s primary focus to medical tourism and the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with the Company’s network of US based doctors and hospitals. The Company intends to develop a scalable biomedical bridge for the US and China markets. The Company would provide concierge services for moving patients from China to the US with a focus on the following demographics:

(v)	cancer patient referrals that are in non-critical, non-life threatening positions,
(vi)	pre-screening and genetic testing for family members of cancer patients,
(vii)	patients suffering from Diabetes, and
(viii)	general medical services including preventative care and physicals.

The Company intends to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining CFDA approval for medical device sales to government owned hospitals. As of the date of this report, the Company has begun identifying qualified physicians and additions to the company’s management team to begin initiation of operations in the US. The business plan and is currently in the development phase.

RESULTS OF OPERATIONS

We had no revenues in the years ending February 28, 2018 (“2018”) and February 28, 2017 (“2017”).

During the 2018 and 2017 periods, we incurred general and administrative expenses of $515,522 and $43,999, respectively. In the 2018 period general and administrative expense included approximately $49,000 of accounting fees, $12,000 of health insurance, $124,000 of legal fees, $109,000 of payroll expenses, $10,000 of investor relations, $166,000 of rent expense, $6,000 of stock compensation, $7,000 of telephone expense, $7,000 of transfer agent fees, and $13,000 of travel expense. During the 2017 period, we recorded a gain on the cancellation of accounts payable for invoices outstanding in the years 2012 through 2014 and incurred approximately $36,000 of accounting fees, $11,000 of legal fees, and $14,000 of investor relations. Management has not received communications from these vendors to collect on these amounts.

Our net loss increased to $482,164 for the 2018 period from $44,799 for the 2017 period. The increase was attributable to higher general and administration costs as described above.

Summary of any product research and development that we will perform for the term of our plan of operation.

We may continue the development of multiple versions of our MyComputerKey™ product, including an APP version for mobile phones and tablets. During the 2018 and 2017 periods, we did not incur costs associated with research and development activities.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 28, 2018, we have two active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2018, we had cash and cash equivalents of $56,407 and a working capital deficit of $291,025 as compared to cash and cash equivalents of $3,366 and a working capital deficit of $8,110 as of February 28, 2017.

We had total liabilities of $352,432 as of February 28, 2018 consisting of accounts payable as compared to $14,151 as of February 28, 2017.

We had a total stockholders’ deficit of $271,806 and an accumulated deficit of $2,225,843 as of February 28, 2018.

During 2018, we used $400,889 of cash in operating activities which was attributable primarily to our net loss of $482,164, offset by gain on settlement of debt of $45,000, common stock issued for settlement of accounts payable of $74,836, common stock issued for services of $15,000, and the net change in operating assets and liabilities of $45,264. During 2017, we used $63,814 of cash in operating activities which was attributable primarily to our net loss of $44,799 and a $16,515 reduction of accounts payable.

During 2018 and 2017, we received $0 and $64,500 respectively in capital contributions from Goldenrise including $57,037 received in 2016 from a 2015 stock sale. As of July 28, 2018, Goldenrise is no longer a shareholder. On January 13, 2018, the Company and Goldenrise entered into a Debt Settlement Agreement whereby the Company paid an aggregate $45,000 in exchange for the extinguishment of all $90,000 in debt held by Goldenrise. During 2018, we had net cash provided by financing activities of $453,931, which consisted of $75,000 of proceeds from sale of common stock, $152,632 of proceeds from notes payable, and $226,299 of proceeds from related party notes payable.

Since inception, we have processed compensation to our former Chief Executive Officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. We do not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the years ended February 28, 2018, February 28, 2017 or going forward.

Additional capital is required in order to develop our new business plan. We just completed a sale of $800,000 in common stock under Regulation S to one of our majority shareholders in exchange for 2,000,000 shares of restricted stock. The purchase price was paid partially in cash and partially by and through a debt settlement agreement.

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

Notwithstanding, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate that we will require additional capital in order to grow our business by increasing headcount and our budget for fiscal year ending 2019. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cloud Security Corporation

We have audited the accompanying balance sheet of Cloud Security Corporation (the “Company”) as of February 28, 2017 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloud Security Corporation as of February 28, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses and requires working capital to continue to develop, operate and market its products. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

Newport Beach, California

June 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of US-China Biomedical Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of US-China Biomedical Technology, Inc. (the "Company") as of February 28, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

TAAD LLP

We have served as the Company's auditor since 2017

Diamond Bar, CA

June 13, 2018

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

BALANCE SHEETS

	February 28, 2018	February 28, 2017
ASSETS
Current Assets:
Cash	$56,407	$3,366
Prepaid expenses	5,000	2,500
Deposit	–	175
Total current assets	61,407	6,041

Deposit	19,219	–

TOTAL ASSETS	$80,626	$6,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$18,153	$14,151
Accrued payroll - related parties	35,175	–
Accrued payroll - non-related parties	27,806	–
Notes payable and accrued interest	45,000	–
Related party notes payable and accrued interest	226,299	–

TOTAL LIABILITIES	352,433	14,151

Commitments and contingencies
	–	–
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at February 28, 2018 and 2017, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 13,510,646 and 13,026,980 shares issued and outstanding at February 28, 2018 and 2017, respectively	13,510	13,027
Additional paid-in capital	1,940,526	1,722,542
Accumulated deficit	(2,225,843)	(1,743,679)
Total stockholders' deficit	(271,807)	(8,110)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$80,626	$6,041

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2018	For the Year Ended February 28, 2017
General and administrative	$515,522	$43,999

Gain on settlement of debt	45,000	–
Interest expense	(10,737)	–

Loss before provision for income taxes	(481,258)	(43,999)

Provision for income taxes	906	800

Net loss	$(482,164)	$(44,799)

Weighted average shares basic and diluted	13,152,315	13,026,980
Weighted average basic and diluted loss per common share	$(0.04)	$(0.00)

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2016	13,026,980	$13,027	$1,658,042	$(1,698,880)	$(27,811)
Capital contribution	–	–	64,500	–	64,500
Net loss	–	–	–	(44,799)	(44,799)
Balance at February 28, 2017	13,026,980	13,027	1,722,542	(1,743,679)	(8,110)
Proceeds from issuance of common stock	125,000	125	74,875	–	75,000
Common stock issued for accounts payable	187,087	187	74,649	–	74,836
Common stock issued for services	15,000	15	5,985	–	6,000
Common stock issued for settlement of notes payable and accrued interest	156,579	156	62,476	–	62,632
Net loss	–	–	–	(482,164)	(482,164)
Balance at February 28, 2018	13,510,646	$13,510	$1,940,527	$(2,225,843)	$(271,806)

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2018	For the Year Ended February 28, 2017
Cash flows from operating activities:
Net loss	$(482,164)	$(44,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(45,000)	–
Write-off of security deposit	175	–
Common stock issued for settlement of accounts payable	74,836	–
Common stock issued for services	6,000	–
Changes in operating assets and liabilities:
Prepaid expenses	(21,719)	(2,500)
Accounts payable	4,002	(16,515)
Accrued liabilities	62,981	–
Net cash used in operating activities	(400,889)	(63,814)

Cash flows from financing activities:
Proceeds from sale of common stock	75,000	–
Capital contributions	–	64,500
Proceeds from notes payable	152,632	–
Proceeds from related party notes payable	226,299	–
Net cash provided by financing activities	453,931	64,500

Net change in cash	53,041	686
Cash, beginning of period	3,366	2,680
Cash, end of period	$56,407	$3,366

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$906	$–

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

US-China Biomedical Technology, Inc., formerly Cloud Security Corporation and Accend Media (the “Company”), was incorporated in the State of Nevada on December 20, 2010. On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California (the “Merger”). Cloud Star’s then Chief Executive Officer assigned his rights and interests in technology named “The VirtualKey Desktop Solution” (“MyComputerKey”) and additional cloud security technology products to the Company in connection with the Merger. Following the Merger, the Company conducted the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”.

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

Prior to the Closing of the Dunn Agreement with Goldenrise, on July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise in the amount of $90,000 (the “Note”) (See Note 4). As such, when remitting the purchase price under the Dunn Agreement, $90,000 was paid to Goldenrise as payment under the Dunn Agreement and $90,000 was retained in the Company’s account as payment from Goldenrise to the Company for the Note. The Dunn Agreement purchase price has been paid in full.

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

Matters Relating to Former Officers and Directors

On January 31, 2017, our former Chief Executive Officer, President, and Chairman of the Board of Directors, Ning Liu resigned after being detained in China. Mr. Liu’s legal troubles are unrelated to the Company, have had no effect on our operations, and we do not believe this poses any business risk.

On November 23, 2017, our former Chief Executive Officer and Director, Michael R. Dunn, passed away unexpectedly.

On January 9, 2018, Ms. Amanda Huang resigned as the Senior Vice President of the Company effective immediately. The Board approved and accepted Ms. Huang’s resignation as the Company’s Senior Vice President on January 10, 2018.

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

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses, and has an accumulated deficit of $2,225,843 as of February 28, 2018. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements are issued. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

Management anticipates the Company will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time we have sufficient revenues to meet our cost structure. Additional capital is required in order to fund the Company’s operations. In light of management’s efforts, there are no assurances that the Company will be successful in obtaining sufficient capital to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018 and February 28, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivable deposits, accounts payable, accrued payroll and related costs, and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term in nature or they are payable on demand. Cash of $56,407 and $3,366 represent the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at February 28, 2018 and February 28, 2017, respectively.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 28, 2018 and February 28, 2017, the Company had no shares of potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

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

3.	Related Party Transactions

Due to Related Party

During the year ended February 28, 2018, Mr. Dunn advanced and was repaid funds through entities affiliated with him, net of repayments to the Company to fund certain operating expenses. The advances are due on demand and do not bear interest. The amounts due to Mr. Dunn of February 28, 2018 and 2017 were $0 and $0, respectively.

Related Party Transactions

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

Prior to the Closing of the Dunn Agreement with Goldenrise, on July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise in the amount of $90,000 (the “Note”) (See Note 4). As such, when remitting the purchase price under the Dunn Agreement, $90,000 was wired to Goldenrise as payment under the Dunn Agreement and $90,000 remained in the Company’s account as payment from Goldenrise to the Company for the Note. The Dunn Agreement purchase price has been paid in full.

During the year ended February 28, 2018, the buyers funded the Company with related party notes payable of $223,694 with an interest rate of 10% per annum. As of February 28, 2018, the buyers were owed $223,695 plus accrued interest of $2,605. During the year ended February 28, 2018, the Company recorded $2,605 of interest expense towards the buyers’ related party notes payable. Subsequent to year end, the buyer’s notes payable and accrued interest were converted into shares of common stock as part of the SPA. See Note 7.

Facility Lease

Commencing on June 1, 2017, the Company entered into an agreement with a company for which Michael Dunn served as Chief Executive Officer to sublease 5,824 square feet of office space at a monthly rental amount of $16,962 plus approximately $300 per month for parking spaces. The terms of the sublease were approximately the same as those of the underlying lease with the Landlord, except the sublease was on a month-to-month basis.

As of February 28, 2018, the Company has terminated the month-to-month lease agreement described above and, effective March 7, 2018, entered into a new lease with the Landlord. The new lease has a minimum term of 35 months, expiring January 31, 2021, and requires the following minimum payments, excluding property taxes and other common area costs: months 1 through 11 - $16,016 per month totaling $176,176; months 12 through 23 - $16,715 per month totaling $200,580; and months 24 through 35 - $17,472 per month totaling $209,664.

During the year ended February 28, 2018, the Company incurred $165,706 in rent expense.

Accrued Payroll

The Company approved compensation to Michael Dunn in the amount of $5,000 per month beginning in June 2017. As of February 28, 2018 and 2017, the Company has recorded accrued and unpaid payroll due to Mr. Dunn of $30,000 and $0, respectively.

As of February 28, 2018 and 2017, the Company approved compensation to Amanda Huang, our former Senior Vice President in the amount of $5,000 per month beginning in June 2017. The Company has recorded accrued and unpaid payroll due to Ms. Huang of $1,977 and $0, respectively.

As of February 28, 2018 and 2017, there is accrued and unpaid payroll to non-related parties of $27,806 and $0, respectively.

4.	Notes Payable

On June 8, 2017, the Company issued an unsecured note payable to an unrelated third party in the amount of $25,000. The note together with accrued interest of $5,000 is payable upon demand. The note and accrued interest of $30,000 was converted into 75,000 shares of common stock on December 29, 2017. During the year ended February 28, 2018, the Company recorded interest expense of $5,000.

On July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise, a former related party before change of control on June 28, 2017, in the amount of $80,000, which was increased to $90,000 by the Parties (the “Note”). The Note together with accrued interest is due and payable on August 31, 2017. The note does not bear interest. The Note was settled for $45,000 on January 13, 2018 and thus the Company recorded a gain on settlement of $45,000 during the year ended February 28, 2018. The note was repaid on April 2, 2018. The amounts due as of February 28, 2018 was $45,000. The funds were to be used for transaction related costs which was to be repaid in August 2017 from anticipated future financing activities of the Company. The Company has been unable to secure this financing and the Note remains outstanding. Due to the outstanding balance not being paid, Mr. Dunn, who was the purchaser of 12,000,000 shares under the Dunn Agreement, will not provide the $40,000 in funds to be used for legal and accounting until such time as the loan is paid in full to Goldenrise.

On September 28, 2017, the Company issued an unsecured note payable to an unrelated third party in the amount of $12,500. The note together with accrued interest of $2,500 that was earned upon issuance of the note is payable upon demand. The note and accrued interest of $15,000 was converted into 37,500 shares of common stock on December 29, 2017. During the year ended February 28, 2018, the Company recorded interest expense of $2,500.

On October 7, 2017, the Company borrowed $7,000 from an unrelated third party. The note with no accrued interest was converted into 18,750 shares of common stock on December 29, 2017.

On October 23, 2017, the Company issued an unsecured note payable to an unrelated third party in the amount of $8,000. The note bears interest at a rate of 10% per annum and is payable upon demand. The note and accrued interest of $8,132 was converted into 20,329 shares of common stock on December 29, 2017. During the year ended February 28, 2018, the Company recorded interest expense of $132.

On October 27, 2017, the Company borrowed $2,000 from an unrelated third party. The amount was to be repaid within 30 days. The note with no accrued interest was converted into 5,000 shares of common stock on December 29, 2017.

5.	Capital Stock

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of February 28, 2018, no preferred stock has been issued.

On July 31, 2017, the Company sold 100,000 shares of restricted common stock for $50,000.

On October 27, 2017, the Company sold 25,000 shares of restricted common stock for $25,000.

On December 29, 2017, the Company issued 187,087 shares of restricted common stock for settlement of $74,836 of accounts payable for legal services.

On December 29, 2017, the Company issued 15,000 shares of restricted common stock for $6,000 of accounting services.

See Notes 3 and 4 for common stock issued for conversions of related party notes payable and notes payable.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. As of February 28, 2018, 131,875 shares are available for issuance under the Plan.

Capital Contributions

During the year ended February 28, 2017, Goldenrise, the Company’s former majority shareholder, contributed $64,500 to fund business operations of the Company. Upon Goldenrise’s sale of all interest in the Company on July 28, 2017, Goldenrise has no interest in the Company, with the exception of the outstanding Note for $90,000, and there will be no further commitments to fund such costs in the future.

6.	Income Taxes

As of February 28, 2018, the Company had net operating loss carry forwards of approximately $1,243,000 that may be available to reduce future years' federal taxable income for 20 years through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these net operating loss carry forwards. Net operating losses will begin to expire in 2022.

The following table presents the current income tax provision for federal and state income taxes for the years ended February 28, 2018 and February 28, 2017:

	For the Year Ended February 28, 2018	For the Year Ended February 28, 2017
Current tax provisions:
Federal	$–	$–
State	906	800
Total provision for income taxes	$906	$800

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended February 28, 2018 and February 28, 2017:

	For the Year Ended February 28, 2018	For the Year Ended February 28, 2017
US federal statutory income tax rate	-21%	-34%
State tax - net of benefit	-6%	-6%
Total provision for income taxes	0%	0%
Non-deductible expenses, net of federal benefit	3%	0%
Increase in valuation allowance	24%	40%
Minimum state taxes	1%	1%
Total provision for income taxes	1%	1%

The components of the Company's deferred tax assets for federal and state income taxes as of February 28, 2018 and February 28, 2017 consisted of the following:

	February 28, 2018	February 28, 2017
Non-current deferred tax assets
Net operating loss carry forwards	$870,900	$322,000
Less: valuation allowance	(870,900)	(322,000)
Net deferred tax assets	$–	$–

During the years ended February 28, 2018 and February 28, 2017, the valuation allowance increased approximately $548,900 and $17,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2018. Net operating losses may be limited as a result of the merger with Cloud Security and the sale of stock to Goldenrise. The deferred tax assets have been reduced to the 21% Federal tax rate for 2018.

The United States federal tax return years 2013 through 2017 are still subject to tax examination by the United States Internal Revenue Service, however, the Company does not have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years 2013 to 2017 and currently does not have any ongoing tax examinations.

The United States federal and California state tax returns for 2018 are on extension.

7.        Subsequent Events

Subsequent to year end, we entered into a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied  to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. Also subsequent to year end, we issued 15,000 shares of common stock to one holder as compensation for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting  as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded its internal controls over financial reporting were not effective as of February 28, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Independent Audit Committee – The Company does not have an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

2.	We did not maintain appropriate cash controls – As of February 28, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.	We did not implement appropriate information technology controls – As at February 28, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 19, 2017, Mr. Michael R. Dunn, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and director, died unexpectedly. As a result, the Company’s Chairman of the Board of Directors, Mr. Qingxi (“Sunny”) Huang, was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. This change affected our internal control over financial reporting during the year ended February 28, 2018.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in stable business operations and has sufficient personnel and resources available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an independent audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION

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

Name	Age	Position & Offices Held
Qingxi Huang(1)	43	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman

Former Officers & Directors
Michael Dunn(2)	65	Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman
Derek Yu(3)	32	Former CFO and Director
Sam Liu(4)	56	Former CEO, CFO, President, Secretary and Treasurer, and Chairman
Jie Lai(5)	25	Former Director
Amanda Huang (6)	54	Former Senior Vice President

(1)	Mr. Huang was appointed as a director on July 28, 2017. On November 28, 2017, Mr. Huang was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer to fill the vacancy left by the unexpected passing of Mr. Dunn on November 19, 2017
(2)	Mr. Dunn served as Director from February 11, 2015 to November 19, 2017. On June 23, 2017, he was appointed as CEO, CFO, President, Secretary, Treasurer and chairman. On November 19, 2017, Mr. Dunn passed away unexpectedly.
(3)	Mr. Yu was appointed as a director on February 11, 2015. On January 13, 2017, Mr. Yu was appointed as the Company’s Chief Executive Officer, President, Secretary and Chairman of the Board. Mr. Yu resigned from all positions on
(4)	Mr. Liu was appointed on February 11, 2015 and on January 13, 2017, Mr. Ning (Sam) Liu resigned as Chief Executive Officer, President, Secretary and Chairman of the Board of Directors (the “Board”) effective immediately.
(5)	Mr. Lai was appointed as a director on February 11, 2015 and resigned on June 23, 2017.
(6)	Ms. Huang was appointed as Senior Vice President on July 28, 2017 and resigned on January 9, 2018.

Biographies of Current Directors and Executive Officers

Qingxi “Sunny” Huang – 43 – Mr. Huang is currently a director of HK0039, a Hong Kong listed public company, President of Central Bio-MD Valley Technology Co. Ltd., President of Anson Biological Technology Co., Ltd. and Cihuaiji (chronic disease management and wisdom medical service platform for cancer and diabetes). Mr. Huang is also President of Extong, a third-party trading platform for the elderly health industry, and President of Jiuzhouhaorongtong, a third-party internet financial services platform in China. In 2017, Central Bio-MD was named the best growth enterprise in the Yuhua District and Mr. Qingzi was names the most advanced individual.

Mr. Huang founded Sanry business development organization and is known for being one of the first entrepreneurs of the Hunan Province. Thereafter, he founded Hunan Anson Bio-Technology Enterprise (group) and acted as president of the Anson Trauma and Burns Treatment center, the leading brand of nano silver antibacterial application.

In 2011, Mr. Huang was elected as President of the Hunan Association for Medical Devices Industry, the most authoritative and largest organization of medical equipment business organizations in the Hunan Province.

In 2012, Mr. Huang founded Bio-MD Valley Technology Co., Ltd., a company committed to constructing the central biological Silicon Valley and One-Stop venture incubator platform in medical equipment and biological technology in China. In 2013, Central Bio-MD won the key construction project award of Hunan, Changsha and Yuhua District. In 2014, he was appointed as Council member of China Glory Society, the largest charity, poverty alleviation organization in China. In 2016, he was appointed as Executive President and Executive Secretary of Zhisland Tribes of Hunan Island, China's most high-end entrepreneurial club.

Mr. Huang received his first degree in mathematics from Hunan Normal University earning in 1996 and second degree in computer applications from the Chinese Computer Correspondence College. In 2012, he was appointed as MBA Master Tutor for the business school of Hunan Normal University

Significant Employees

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

ITEM 11. EXECUTIVE COMPENSATION

(1)	The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended February 28, 2017 in all capacities for the accounts of our named executive officers:

Summary Compensation Table
				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Qingxi “Sunny” Huang	2017	$–	–	–	$–	–	$–
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman(1)	2018	$–	–	–	$–	–	$–

Amanda Huang	2017	$–	–	–	$–	–	$–
Former Senior Vice President(2)	2018	$26,977	–	–	$–	–	$–

Michael R. Dunn	2017	$–	–	–	$–	–	$–
Former Officer and Director(3)	2018	$30,000	–	–	$–	–	$–

Derek Yu	2017	$–	–	–	$–	–
Former Officer and Director(4)	2018	$–	–	–	$–	–	$–

Sam (Ning) Liu	2017	$–	–	–	$–	–	$–
Former Officer and Director(5)	2018	$–	–	–	$–	–	$–

Jie Lai	2017	$–	–	–	$–	–	$–
Former Director (6)	2018	$–	–	–	$–	–	$–

_______________

(1)	Mr. Huang became a director on July 28, 2017. On November 28, 2017, he was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman.
(2)	Amanda Huang was appointed as Senior Vice President on July 28, 2017 and resigned on January 9, 2018.
(3)	Michael Dunn was appointed as a director on February 11, 2015 and as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman on June 23, 2017. Mr. Dunn passed away on November 19, 2018.
(4)	Derek Yu was appointed as a director on February 11, 2015 and as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer on January 13, 2017. On June 23, 2017, Mr. Yu resigned from all positions.
(5)	Mr. Liu was appointed on February 11, 2015 as Chief Executive Officer, President, Secretary and Chairman of the Board of Directors of the Company and resigned from all positions on January 13, 2017.
(6)	Mr. Lie was appointed on February 11, 2015 as a director and resigned on June 23, 2017.

Grants of Plan-Based Awards

We did not grant any plan based awards to executive officers in the year ended February 28, 2018.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Employment Agreements

We do not have any current employment agreements with our named executive officers.

Potential Payments upon Termination

None.

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal years ended February 28, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 12, 2018 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from June 12, 2018, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from June 12, 2018.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)
Qingxi “Sunny” Huang (3)	0	0.0%
All Directors and Officers as a Group	0	0.0%
Beneficial Shareholders of Common Stock greater than 5%
Central Bio-MD Valley Technology Co. Ltd.(4)	1,500,000	9.66%
China Israel Biological Technology Co. Ltd.(5)	6,632,000	42.71%
Michael Dunn (6)	3,300,000	21.25%
Amanda Huang(7)	1,018,000	6.56%

_______________

(1)	Unless otherwise stated, the address is 2 Park Plaza, Suite 400, Irvine, CA 92614.

(2)	Percent of Class is based on 15,526,896 shares issued and outstanding as of May 31, 2018. There are no shares of preferred stock issued and outstanding as of the date of this filing.

(3)	Qingxi Huang is current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board. Mr. Huang’s beneficial ownership includes 0 shares of common stock directly owned and 0 shares issuable upon the exercise of stock options. Mr. Huang is an indirect beneficiary of 8,132,000 shares of common stock owned by China Israel Biotechnology Co. Ltd. and Central Bio-MD Valley Technology Co., Ltd.

(4)	Central Bio-MD Valley Technology Co., Ltd. (“CBV”), is a Chinese corporation, having an address at 21F, Hualing Building, 111 Furong Rd, Changsha, Hunan Province, China. CBV is controlled by Huang “Sunny” Qingxi. Beneficial ownership includes 1,500,000 shares of common stock issued pursuant to the SPA which closed on July 28, 2017.

(5)	China Israel Biological Technology Co. Ltd. (“CIB”), is a Chinese corporation, having an address at 21F, Hualing Building, 111 Furong Rd, Changsha, Hunan Province, China. CIB is owned 100% by Central Bio-MD Valley Technology Co., Ltd. Beneficial ownership includes 6,632,000 shares of common stock issued pursuant to the SPA which closed on July 28, 2017 and subscription for 2,000,000 common stock shares which were issued May 25, 2018.

(6)	Michael R. Dunn is the Company’s former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of the Company; his beneficial ownership includes 3,300,000 shares of common stock, as acquired from Goldenrise Development on July 28, 2017 and 0 shares issuable upon the exercise of stock options. Mr. Dunn passed away November 19, 2017. Mr. Dunn’s beneficial ownership is currently in probate and controlled by Andrew Dunn, as administrator of the Dunn estate.

(7)	Amanda Huang is the former Senior Vice President of the Company; her beneficial ownership includes 1,018,000 shares of common stock.

Changes in Control

As previously reported on Form 8-K/A filed August 30, 2017, on June 28, 2017, Goldenrise Development, Inc., a California corporation (“Goldenrise”) and the Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, the Company’s sole officer and director (the “Dunn”). Pursuant to the Dunn Agreement, Goldenrise agreed to sell and Dunn agreed to purchase 12,000,000 restricted common stock shares of the Company, representing approximately 92.12% of the Company’s outstanding shares of common stock. In consideration for the shares, the Dunn will pay to Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 shall be withheld by Dunn and applied towards monies owed by Goldenrise to Dunn; and (iii) $40,000 shall be with withheld by Dunn and applied towards invoices related to the audit and legal fees associated with the reporting requirements of the Company through the date of Closing.

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

The Closing of the Dunn Agreement and SPA effected a change in control of the Company. There were no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters.

Other than the foregoing, we are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of February 28, 2018:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	$–	131,875
Total	–	$–	131,875

_______________

(1)	2014 Stock Incentive Plan. On January 27, 2014, our board of directors adopted the 2014 Stock Incentive Plan (“Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 150,000 shares, subject to adjustment. Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the Company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the Plan. Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 131,875 shares, and as of February 28, 2018, we have issued 18,125 shares under the Plan. Since March 1, 2014, we have issued an aggregate 18,125 shares under the Plan.

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

According to the NASDAQ definition, Qingxi Huang is not an independent director because he is also an executive officer of the Company..

Related Party Transactions

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

Prior to the Closing of the Dunn Agreement with Goldenrise, on July 25, 2017, the Company entered into an unsecured promissory note with Goldenrise in the amount of $90,000 (the “Note”) (See Note 4). As such, when remitting the purchase price under the Dunn Agreement, $90,000 was wired to Goldenrise as payment under the Dunn Agreement and $90,000 remained in the Company’s account as payment from Goldenrise to the Company for the Note. The Dunn Agreement purchase price has been paid in full.

During the year ended February 28, 2018, the buyers funded the Company with related party notes payable of $223,694 with an interest rate of 10% per annum. As of February 28, 2018, the buyers were owed $223,695 plus accrued interest of $2,605. During the year ended February 28, 2018, the Company recorded $2,605 of interest expense towards the buyers’ related party notes payable. Subsequent to year end, the buyer’s notes payable and accrued interest were converted into shares of common stock. See Note 7 to the accompanying financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

On April 30, 2015 dbbmckennon was appointed as the Company’s independent registered public accounting firm. On September 28, 2017, dbbmckennon resigned as the registered independent registered public accountant.

The Company appointed TAAD LLP (“TAAD”) as the Company’s registered independent public accounting firm as of October 12, 2017. The decision to appoint TAAD was approved by the Board of Directors of the Company on October 13, 2017. TAAD was the former auditor of the Company between October 17, 2014 and April 30, 2015.

dbbmckennon audited the Company’s financial statements for the fiscal years ended February 28, 2017 and February 29, 2016.

TAAD has audited the Company’s financial statements for the fiscal year ended February 28, 2018.

Audit Fees

dbbmckennon billed us $10,000 in fees for the audit of our financial statements for the year ended February 28, 2017 and $5,000 for the review of our quarterly financials for the quarter ended May 31, 2017.

TAAD billed us an aggregate of $13,000 for the review of our quarterly financial statements for quarters ended August 31, 2017, November 30, 2017, and an aggregate of $9,500 for the audit of our financial statements for the year ended February 28, 2018.

Audit Related Fees

None.

Tax Fees

We have not yet incurred tax preparation fees for the year ended February 28, 2018 which we expect will be similar to 2017. TAAD billed us an aggregate of $5,000 for tax preparation fees for our tax returns for the years ended February 28, 2017 and 2016. This amount was paid during our year ended February 28, 2018.

All Other Fees

None.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by TAAD and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by our board of directors, which concluded that the provision of such services TAAD was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the board of directors’ pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by our board of directors if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
3.6	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated February 9, 2018
10.1	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.2	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.3	Stock Purchase Agreement, dated June 28, 2017 between Cloud Security Corp., Goldenrise Development, Inc. and Michael R. Dunn, incorporated by reference to our Current Report on Form 8-K dated June 29, 2017.
10.4	Stock Purchase Agreement dated June 28, 2017, by and between Mr. Michael R. Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., incorporated by reference to our Current Report on Form 8-K dated August 1, 2017
10.5	Subscription Agreement by and between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated May 24, 2018
10.6	Debt Settlement Agreement between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated May 24, 2018
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

Date: June 13, 2018	/s/ Qingxi Huang
Name: Qingxi Huang
Title: Chief Executive Officer and President (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Qingxi Huang	President, Chief Executive Officer, Chief Financial Officer Secretary and Chairman of the Board	June 13, 2018
Qingxi Huang