Form 10-Q
period 2018-05-31
US-China Biomedical Technology, Inc.
filed 2018-07-16
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Issuer’s telephone number: (949) 679-3992

CLOUD SECURITY CORPORATION

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

As of July 16, 2018, 15,510,646 shares of our common stock were issues and outstanding.

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

2

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

FORM 10-Q

May 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

BALANCE SHEETS

	May 31, 2018	February 28, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$459,479	$56,407
Prepaid expenses	17,698	5,000
Total current assets	477,177	61,407

Deposit	19,219	19,219

TOTAL ASSETS	$496,396	$80,626

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,474	$18,153
Deferred rent	2,217	–
Accrued payroll - non-related parties	–	27,806
Accrued payroll - related parties	33,000	35,175
Notes payable and accrued interest	–	45,000
Related party notes payable and accrued interest	–	226,299

TOTAL LIABILITIES	58,691	352,433

Commitments and contingencies
	–	–
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at May 31, 2018 and February 28, 2018, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 15,510,646 and 13,510,646 shares issued and outstanding at May 31, 2018 and February 28, 2018, respectively	15,511	13,510
Additional paid-in capital	2,922,682	1,940,526
Accumulated deficit	(2,500,488)	(2,225,843)
Total stockholders' equity (deficit)	437,705	(271,807)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$496,396	$80,626

See accompanying Notes to the unaudited Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	May 31, 2018	May 31, 2017

General and administrative	$274,645	$40,032

Loss before provision for income taxes	(274,645)	(40,032)

Provision for income taxes	–	–

Net loss	$(274,645)	$(40,032)

Weighted average shares basic and diluted	14,032,385	13,026,980
Weighted average basic and diluted loss per common share	$(0.02)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	May 31, 2018	May 31, 2017
Cash flows from operating activities:
Net loss	$(274,645)	$(40,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	184,156	–
Changes in operating assets and liabilities:
Prepaid expenses	(12,698)	(7,500)
Accounts payable	5,322	32,475
Accrued liabilities	(23,867)	–
Due to related party	–	13,100
Net cash used in operating activities	(121,733)	(1,957)

Cash flows from financing activities:
Proceeds from sale of common stock	569,805	–
Payments on notes payable	(45,000)	–
Net cash provided by financing activities	524,805	–

Net change in cash	403,072	(1,957)
Cash, beginning of period	56,407	3,366
Cash, end of period	$459,479	$1,409

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$800	$–

See accompanying Notes to the unaudited Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

MAY 31, 2018

1.	Organization and Business

US-China Biomedical Technology, Inc., formerly Cloud Security Corporation (the “Company”), was incorporated in the State of Nevada on December 20, 2010. On May 22, 2012, the Company merged with Cloud Star Corporation (“Cloud Star”), a privately held Nevada corporation incorporated on October 17, 2011 headquartered in California (the “Merger”). Cloud Star’s then Chief Executive Officer assigned his rights and interests in technology named “The VirtualKey Desktop Solution” (“MyComputerKey”) and additional cloud security technology products to the Company in connection with the Merger. Following the Merger, the Company conducted the business of Cloud Star and changed its name from “Accend Media” to “Cloud Star Corporation”. On May 28, 2013, the Company changed its corporate name to “Cloud Security Corporation”.

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

Concurrently, on June 28, 2017, Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., each a Chinese corporation (collectively, the “Buyers” or “China-Israel”), entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, Dunn agreed to sell and Buyers agreed to purchase 6,000,000 restricted common stock shares of the Company (the “Shares”), representing approximately 46.06% of the Company’s outstanding shares of common stock. In consideration for the Shares, Buyers agreed to pay to Dunn a total of $200,000 upon execution of the SPA (the “Purchase Price”). The Closing of the SPA was extended mutually by the parties and closed on July 28, 2017. The Purchase Price was wired directly to the Company for the benefit of Dunn.

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

The Company’s principal business through July 2017 has been the software development of MyComputerKey; however, due to cash flow constraints, we were unable to proceed with development of this software. In August 2017, the Company began considering a revised business plan wherein the Company’s primary focus will be the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with the Company’s network of US based doctors and hospitals. The Company intends to develop a scalable biomedical bridge for the US and China markets. The bridge would provide concierge services for moving patients from China to the US with a focus on the following demographics: (i) cancer patient referrals that are in non-critical, non-life threatening positions, (ii) pre-screening and genetic testing for family members of cancer patients, (iii) patients suffering from Diabetes, and (iv) general medical services including preventative care and physicals. The Company intends to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining CFDA approval for medical device sales to government owned hospitals. As of the date of this report, the Company has not yet implemented this business plan and is currently in the development phase.

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the three months ended May 31, 2018, the Company recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued to settle the debt.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 filed with the SEC on June 13, 2018. The results of operations for the three months ended May 31, 2018, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred net losses, and has an accumulated deficit of $2,500,488 as of May 31, 2018. The Company currently has limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements are issued. If the Company is unable to obtain adequate capital, we could be forced to cease operations.

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

3.	Future Commitment

Facility Lease

On March 7, 2018, entered into a new lease with the Landlord. The new lease has a minimum term of 35 months, expiring January 31, 2021, and requires the following minimum payments, excluding property taxes and other common area costs: months 1 through 11 - $16,016 per month totaling $176,176; months 12 through 23 - $16,715 per month totaling $200,580; and months 24 through 35 - $17,472 per month totaling $209,664. As of May 31, 2018, the future minimum payments towards this lease for the fiscal years ending February 28, 2019, 2020, and 2021 were $144,843, $201,337, and $192,192, respectively.

During the three months ended May 31, 2018 and 2017, the Company incurred $31,149 and $0 in rent expense. As of May 31, 2018, we had $2,217 of deferred rent recorded as accrued liabilities on the accompanying balance sheet.

4.	Related Party Transactions

Related Party Transactions

During the three months ended May 31, 2018, China-Israel funded the Company with proceeds from sale of common stock of $569,805. As of May 8, 2018, the buyers converted $223,694 plus accrued interest of $6,501. During the three months ended May 31, 2018, the Company recorded $3,896 of related party interest expense towards the buyers’ related party notes payable. The proceeds and conversion completed the $800,000 subscription agreement. During the three months ended May 31, 2018, the Company recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued to settle the debt.

Accrued Payroll

The Company approved compensation to Michael Dunn in the amount of $5,000 per month beginning in June 2017. As of May 31, 2018, the Company has recorded accrued and unpaid payroll due to Mr. Dunn of $30,000.

5.	Notes Payable

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

Authorizations and Designations

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of May 31, 2018, no preferred stock has been issued.

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the three months ended May 31, 2018, the Company recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued to settle the debt.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of the Company, with a maximum of 150,000 shares. The Plan, as originally adopted authorized 15,000,000 shares, however, the authorized shares under the Plan was reversed 100 for 1 in accordance with the Reverse Split of the Company which became effective on January 22, 2015. As of May 31, 2018, 131,875 shares are available for issuance under the Plan.

7.	Subsequent Events

There have been no material subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF US-CHINA BIOMEDICAL TECHNOLOGY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2018.

Overview of Current Operations

We are an early stage security and information access technology software company that delivers immediate information with ease and secure access to computer desktops and other consumer electronic devices from remote locations.

In 2017, we determined it is in the best interest to shift the corporation’s primary business focus and put all cloud computing software development on hold. As such, we have sought out and have begun implementing a newly revised business plan which will shift the Company’s primary focus to medical tourism and the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with the Company’s network of US based doctors and hospitals. The Company intends to develop a scalable biomedical bridge for the US and China markets. The Company would provide concierge services for moving patients from China to the US with a focus on the following demographics:

(i)	cancer patient referrals that are in non-critical, non-life threatening positions,

(ii)	pre-screening and genetic testing for family members of cancer patients,

(iii)	patients suffering from Diabetes, and

(vi)	general medical services including preventative care and physicals.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2018 Compared to the Three Months Ended May 31, 2017

During the three months ended May 31, 2018 and 2017, we incurred general and administrative expenses of $274,645 and $40,032, respectively. In the 2018 period general and administrative expense included approximately $184,000 of loss on settlement of debt, $10,000 of accounting fees, $19,000 of legal fees, $10,000 of payroll expenses, $6,000 of investor relations, $31,000 of rent expense, $7,000 of telephone expense, $2,000 of transfer agent fees, and $3,000 of travel expense. During the 2017 period, we incurred approximately $15,000 of accounting fees, $17,000 of legal fees, $3,000 of investor relations, and $3,000 of travel expenses.

Our net loss increased to $274,645 for the 2018 period from $40,032 for the 2017 period. The increase was attributable to higher general and administration costs as described above and the loss on settlement of debt. During the three months ended May 31, 2018, the Company recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued to settle the China-Israel debt.

During the 2018 and 2017 period, we did not incur costs associated with research and development activities.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2018, we had cash and cash equivalents of $459,479 and working capital of $418,486 as compared to cash and cash equivalents of $56,407 and a working capital deficit of $291,026 as of February 28, 2018.

We had total liabilities of $58,691 as of May 31, 2018 consisting of $23,474 of accounts payable, $2,217 of accrued liabilities, and $33,000 of accrued payroll – related parties as compared to $352,433 consisting of $18,153 of accounts payable, $27,806 of accrued payroll, $35,175 of accrued payroll – related parties, notes payable and accrued interest of $45,000, and related party notes payable and accrued interest of $226,299 as of February 28, 2018.

We had a total stockholders’ equity of $437,705 and an accumulated deficit of $2,500,488 as of May 31, 2018.

During the three months ended May 31, 2018, we used $121,733 of cash in operating activities which was attributable primarily to our net loss of $274,645, offset by the loss on settlement of debt of $184,156, plus the net change in operating assets and liabilities of $31,244. During the 2017 period, we used $1,957 of cash in operating activities which was attributable primarily to our net loss of $40,032, offset by the net change in operating assets and liabilities of $38,075.

During the three months ended May 31, 2018 and 2017, net cash provided by financing activities were $524,805 and $0, respectively. On January 13, 2018, the Company and Goldenrise entered into a Debt Settlement Agreement whereby the Company paid an aggregate $45,000 in exchange for the extinguishment of all $90,000 in debt held by Goldenrise. During 2018, we had $569,805 of proceeds from sale of common stock. The proceeds of common stock of $569,805 in addition to the conversion of related party notes payable and accrued interest of $230,195 completed the sale of $800,000 in common stock under Regulation S to one of our majority shareholders in exchange for 2,000,000 shares of restricted stock.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2018.

Changes in Internal Control Over Financial Reporting

On November 19, 2017, Mr. Michael R. Dunn, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and director, died unexpectedly. As a result, the Company’s Chairman of the Board of Directors, Mr. Qingxi (“Sunny”) Huang, was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. This change may have affected our internal control over financial reporting during the quarter ended May 31, 2018 and subsequent periods. Our Chief Executive Officer will evaluate our controls and procedures quarterly to determine whether or not our controls and procedures have become effective again.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2018, the Company issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D and Regulation S, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

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

Date: July 16, 2018	/s/ Qingxi Huang
Name: Qingxi Huang
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

