Form 10-Q
period 2018-08-31
US-China Biomedical Technology, Inc.
filed 2018-10-16
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

___________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 10, 2018, 15,510,646 shares of our common stock and 0 shares of our preferred stock were issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Use of Term

Except as otherwise indicated by the context, references in this Quarterly Report to the words "we," "our," "us," the "Company," "UCBB," or “US-China” refers to US-China Biomedical Technology, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

FORM 10-Q

August 31, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

BALANCE SHEETS

	August 31, 2018	February 28, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$340,176	$56,407
Prepaid expenses	12,857	5,000
Total current assets	353,033	61,407

Deposit	19,219	19,219

TOTAL ASSETS	$372,252	$80,626

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$40,082	$18,153
Deferred rent	4,433	–
Accrued payroll - non-related parties	–	27,806
Accrued payroll - related parties	33,000	35,175
Notes payable and accrued interest	–	45,000
Related party notes payable and accrued interest	–	226,299

TOTAL LIABILITIES	77,515	352,433

Commitments and contingencies
	–	–
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at August 31, 2018 and February 28, 2018, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 15,510,646 and 13,510,646 shares issued and outstanding at August 31, 2018 and February 28, 2018, respectively	15,511	13,510
Additional paid-in capital	2,922,682	1,940,526
Accumulated deficit	(2,643,456)	(2,225,843)
Total stockholders' equity (deficit)	294,737	(271,807)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$372,252	$80,626

See accompanying Notes to the unaudited Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended August 31, 2018	For the Three Months Ended August 31, 2017	For the Six Months Ended August 31, 2018	For the Six Months Ended August 31, 2017

Operating expenses:
General and administrative expense	$142,968	$229,881	$229,561	$269,915
Operating loss	(142,968)	(229,881)	(229,561)	(269,915)

Other expense:
Interest expense	–	5,000	3,896	5,000
Loss on conversion of related party debt	–	–	184,156	–

Loss before provision for income taxes	(142,968)	(234,881)	(417,613)	(274,915)

Provision for income taxes	–	–	–	–

Net loss	$(142,968)	$(234,881)	$(417,613)	$(274,915)

Weighted average shares basic and diluted	15,510,646	13,061,763	14,771,516	13,044,372

Weighted average basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.02)

See accompanying Notes to the unaudited Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended August 31, 2018	For the Six Months Ended August 31, 2017
Cash flows from operating activities:
Net loss	$(417,613)	$(274,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of related party debt	184,156	–
Changes in operating assets and liabilities:
Prepaid expenses	(7,857)	(5,000)
Accounts payable	21,930	47,168
Deferred rent	4,433	–
Accrued liabilities	(26,085)	64,583
Due to related party	–	1,850
Net cash used in operating activities	(241,036)	(166,314)

Cash flows from financing activities:
Proceeds from sale of common stock	569,805	50,000
Proceeds from issuance of note payable	–	115,000
Payments on notes payable	(45,000)	–
Net cash provided by financing activities	524,805	165,000

Net change in cash	283,769	(1,314)
Cash, beginning of period	56,407	3,366
Cash, end of period	$340,176	$2,052

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$800	$–

See accompanying Notes to the unaudited Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

AUGUST 31, 2018

1.	Organization History and Business

Organization and History

We were formed by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 20, 2010, originally as Accend Media. On or about May 22, 2012, Accend Media, and Cloud Star Corporation (“Cloud Star”), a privately-held Nevada corporation headquartered in California, entered into an Acquisition Agreement and Plan of Merger (“Merger”). Prior to the Merger, Accend Media effectuated a five-for-one forward stock split on May 7, 2012. We changed our corporate name to Cloud Star Corporation upon consummation of the Merger on May 23, 2012. On May 28, 2013, we changed our corporate name to Cloud Security Corporation. The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), the financial statements of Cloud Star have been adopted as the historical financial statements of our Company known as a change in reporting entity. Accordingly, Cloud Star’s October 17, 2011 formation date is considered the date of “Inception” in the financial statements.

On December 8, 2014, we entered into a Stock Purchase Agreement (the “Goldenrise Agreement”) with Goldenrise Development, Inc., a California corporation (“Goldenrise”). In connection with the Goldenrise Agreement, we also agreed to effectuate a 1:100 reverse stock split of our issued and outstanding common stock which became effective on January 22, 2015. Under the Goldenrise Agreement, we sold 12,000,000 shares of our common stock to Goldenrise for $180,000 which equated to approximately 92% of our outstanding shares. This transaction effectuated a change in control of our Company and the then officer and members of the board of directors resigned and were replaced by new management.

On June 28, 2017, Goldenrise and our Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, our then sole officer and director (“Dunn”). Pursuant to Dunn Agreement, Goldenrise agreed to sell and Dunn agreed to purchase 12,000,000 shares of our common stock representing approximately 92% of our outstanding shares. In consideration for these shares, Dunn agreed to pay Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 withheld as an offset to monies owed by Goldenrise to Dunn; and (iii) $40,000 withheld and applied towards invoices related to the audit and legal fees associated with the reporting requirements of our Company through the date of Closing.

Concurrently, on June 28, 2017, Dunn entered into a Stock Purchase Agreement (the “SPA”) with China Israel Biotechnology Co. Ltd. (“China-Israel”) and Central Bio-MD Technology Co. Ltd., each a Chinese corporation (collectively, the “Buyers” or “China-Israel”). Pursuant to the SPA, Dunn agreed to sell and Buyers agreed to purchase 6,000,000 of our common shares, representing approximately 46% of our outstanding shares. In consideration for the shares, Buyers agreed to pay Dunn a total of $200,000 upon the SPA’s execution (the “Purchase Price”). The Purchase Price was wired directly to our Company for the benefit of Dunn.

Prior to the closing of the Dunn Agreement, on July 25, 2017, our Company issued an unsecured promissory note to Goldenrise in the amount of $90,000 (the “Goldenrise Note”). See Note 4. As such, when remitting the purchase price under the Dunn Agreement, $90,000 was paid to Goldenrise as payment under the Dunn Agreement and $90,000 was retained in our Company’s account as proceeds for the Goldenrise Note. The Dunn Agreement purchase price has been paid in full.

The Closing for both the Dunn Agreement and the SPA occurred on July 28, 2017. The Dunn Agreement and the SPA resulted in a change in control of our Company.

Name Change

On December 29, 2017, our Board of Directors approved an agreement and plan to merge with our newly formed and wholly-owned subsidiary, US-China Biomedical Technology, Inc., a Nevada corporation, to effectuate a name change from Cloud Security Corporation to US-China Biomedical Technology, Inc. (“US-China”). US-China was formed solely for the purpose of this name change and our Company was the surviving entity following the merger. On February 8, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in our Company’s name to “US-China Biomedical Technology, Inc.” and new trading symbol “UCBB” which became effective on the opening of trading as of February 9, 2018.

Business

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

Following the change in control of our Company pursuant to the SPA, the decision was made to put the software development on hold and to shift our primary business focus. Our newly revised business plan is directed towards medical tourism. The primary focus of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide concierge services for moving patients from China to the US with an emphasis on the following demographics:

(i)	cancer patient referrals that are in non-critical, non-life threatening positions,

(ii)	pre-screening and genetic testing for family members of cancer patients,

(iii)	patients suffering from Diabetes, and

(iv)	general medical services including preventative care and physicals.

We intend to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining China Food & Drug Administration (“CFDA”) approval for medical device sales to government owned hospitals. As of the date of this report, we have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US. The business plan is currently in the development phase.

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the six months ended August 31, 2018, we recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued in connection with this transaction.

Matters Relating to Former Officers and Directors

On January 31, 2017, our former Chief Executive Officer, President, and Chairman of the Board of Directors, Ning Liu resigned after being detained in China. Mr. Liu’s legal troubles are unrelated to our Company, have had no effect on our operations, and we do not believe this poses any business risk.

On November 23, 2017, our former Chief Executive Officer and Director, Michael R. Dunn, passed away unexpectedly.

On January 9, 2018, Ms. Amanda Huang resigned as the Senior Vice President of our Company effective immediately. The Board approved and accepted Ms. Huang’s resignation as Senior Vice President on January 10, 2018.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 filed on June 13, 2018. The results of operations for the three and six months ended August 31, 2018, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit in excess $2.6 million as of August 31, 2018. We presently have limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital, we could be forced to cease operations.

Management anticipates we will be dependent, for the foreseeable future, on additional capital to fund further development of our infrastructure and to fund operations until such time as we have sufficient revenues to meet our cost structure. Additional capital will be required for, among other things, the establishment of a network of medical partners, the development of a marketing program, and to fund ongoing business needs. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. Our ability to continue as a going concern is also dependent upon our success in accomplishing the plans described in the section of Note 1 titled “Business” for which there can be no assurance.

The accompanying financial statements do not include any adjustments that might be necessary if our Company is unable to continue as a going concern.

New Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and determined that they were either disclosed in our most recently filed Form 10-K or, based on current operations, are not believed to have a material impact on our financial statements.

3.	Facility Lease

Effective June 1, 2017, we entered into a lease with a company related to our former CEO, Michael Dunn, whereby we leased 5,824 square feet of office space on a month-to-month basis at a monthly rental amount of $16,962 plus approximately $300 per month for parking spaces. The lease could be terminated by either party by giving the non-terminating party a written 30-day notice of lease termination and non-renewal and specifically stating the intended termination date. Under this lease, we were responsible for all services and utilities including, but not limited to, telephone, water, trash disposal, gas, and electricity, used during term of this lease. This lease was terminated effective January 31, 2018.

On March 7, 2018, we entered into a new lease with our landlord for the same 5,824 square feet of office space. The new lease has a minimum term of approximately 35 months, expiring January 31, 2021, and requires the following minimum payments, excluding property taxes and other common area costs: months 1 through 11 - $16,016 per month totaling $176,176; months 12 through 23 - $16,715 per month totaling $200,580; and months 24 through 35 - $17,472 per month totaling $209,664. As of August 31, 2018, the future minimum payments for this lease for the fiscal years ending February 28, 2019, 2020, and 2021 are $96,795, $201,337, and $192,192, respectively.

During the three and six months ended August 31, 2018, we incurred $54,052 and $85,201 in rent expense. During the three and six months ended August 31, 2017 we incurred $51,786 in rent expense.  As of August 31, 2018, we had $4,433 of deferred rent recorded as an accrued liability on the accompanying balance sheet.

4.	Related Party Transactions

Related Party Transactions

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the six months ended August 31, 2018, we recorded $3,896 of related party interest expense towards the buyers’ related party notes payable. Also during the six months ended August 31, 2018, we recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued in connection with this transaction.

Accrued Payroll

Our Company approved compensation to Michael Dunn in the amount of $5,000 per month beginning in June 2017. In connection with this obligation, as of August 31, 2018, we have recorded accrued and unpaid payroll, including estimated payroll taxes, of $33,000.

5.	Notes Payable

On July 25, 2017, we entered into an unsecured promissory note with Goldenrise, a former related party before change of control on June 28, 2017, in the amount of $80,000, which was increased to $90,000 by the Parties (the “Note”). The Note, which bore no interest, was due and payable on August 31, 2017. On January 13, 2018, the Note was settled for $45,000 and, as a result, we recorded a gain on settlement of $45,000 during the year ended February 28, 2018. The note was repaid on April 2, 2018.

6.	Capital Stock

Authorizations and Designations

We are authorized to issue 190,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. As of August 31, 2018, no preferred stock has been issued.

As described in Note 4, on May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of our Company, with a maximum of 150,000 shares. The Plan, as originally adopted authorized 15,000,000 shares, however, the authorized shares under the Plan were reversed 100 for 1 in accordance with the reverse split of our Company which became effective on January 22, 2015 (see Note 1). As of August 31, 2018, 131,875 shares are available for issuance under the Plan.

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

Following the change in control of our Company pursuant to the SPA, the decision was made to put the software development on hold and to shift our primary business focus. Our newly revised business plan is directed towards medical tourism. The primary focus of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide concierge services for moving patients from China to the US with an emphasis on the following demographics:

(i)	cancer patient referrals that are in non-critical, non-life threatening positions,

(ii)	pre-screening and genetic testing for family members of cancer patients,

(iii)	patients suffering from Diabetes, and

(iv)	general medical services including preventative care and physicals.

We intend to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining China Food & Drug Administration (“CFDA”) approval for medical device sales to government owned hospitals. As of the date of this report, we have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US. The business plan is currently in the development phase.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2018 Compared to the Three Months Ended August 31, 2017

During the three months ended August 31, 2018, we incurred general and administrative expenses of $142,968 compared to $229,881 for the same period in 2017. Major differences in expense categories in 2018 versus 2017 were payroll and benefits ($37,000 lower), legal fees ($41,000 lower), rent ($15,000 lower), travel ($5,000 lower), telephone and internet ($3,000 lower), and accounting and tax preparation ($12,000 higher). The cost reductions are primarily the result of restructuring our office staff and lease and the higher accounting and tax preparation expense is mostly related to timing of work performed.

In the 2017 period we incurred $5,000 in interest expense on a note that was converted to equity in December 2017.

As a result of the above, our net loss decreased from $234,881 in the 2017 period to $142,968 in 2018.

Six Months Ended August 31, 2018 Compared to the Six Months Ended August 31, 2017

During the six months ended August 31, 2018, we incurred general and administrative expenses of $229,881 versus $269,915 in the 2017 period. Major differences in expense categories in 2018 versus 2017 were payroll and benefits ($27,000 lower), legal fees ($38,000 lower), travel ($5,000 lower), rent ($17,000 higher), public company fees ($6,000 higher), and accounting and tax preparation ($7,000 higher). The cost reductions are primarily the result of restructuring our office staff and lease. Higher 2018 rent expense is the result of the 2017 rent costs being for less than six months, while the higher public company fees and accounting/tax preparation fees are caused by greater filing activity in addition to the timing of work performed.

During 2018 we incurred $3,896 in related party interest on debt owed to our largest shareholder. On May 8, 2018, this shareholder purchased 2.0 million shares of our common stock for $800,000, with a portion of the purchase price satisfied by the cancellation of the previously mentioned debt. A loss of $184,156 was recorded in connection with this transaction based on the excess in fair market value of the shares sold compared to the purchase price.

As a result of the above, our net loss increased from $274,915 in the 2017 period to $417,613 in 2018.

LIQUIDITY AND CAPITAL RESOURCES

We currently have no liquidity and have suffered losses and therefore must depend on our ability to attract external financing and investment to conduct our business activities and expand our operations. During the six months ended August 31, 2018 we completed the sale of 2.0 million of our common shares for $800,000, consisting of $569,805 in cash and $230,195 in converted debt and accrued interest. Management is currently pursuing additional financing and investment opportunities, but there can be no assurance we will be successful in these pursuits. We are hopeful that with additional capital, we will be able to successfully implement our business plan and achieve profitable status, although that success cannot be assured.

These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no firm commitments at present to provide us with future financing. Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern in their report included in our Annual Report on Form 10-K for the year ended February 28, 2018.

At August 31, 2018, we had cash and cash equivalents of $340,176 and working capital of $275,518 compared to cash and cash equivalents of $56,407 and a working capital deficit of $291,026 as of February 28, 2018.

We had total liabilities of $77,515 at August 31, 2018 consisting of $40,082 of accounts payable, $4,433 of deferred rent, and $33,000 of accrued payroll – related parties. This compares to total liabilities of $352,433 at February 28, 2018 which included $18,153 of accounts payable, $27,806 of accrued payroll – non-related parties, $35,175 of accrued payroll – related parties, notes payable and accrued interest of $45,000, and related party notes payable and accrued interest of $226,299 as of February 28, 2018.

We had a total stockholders’ equity of $294,737 and an accumulated deficit of $2,643,456 as of August 31, 2018.

During the six months ended August 31, 2018, we used $241,036 of cash in operating activities which was attributable primarily to our net loss of $417,613, offset by the loss on settlement of debt of $184,156, plus the net change in operating assets and liabilities of $7,579. During the comparable 2017 period, we used $166,314 of cash in operating activities which was mainly as a result of our net loss of $274,915, offset by the net change in operating assets and liabilities of $108,601.

With respect to investing activities, we had no cash activity in either period presented and we do not anticipate any significant capital expenditures in the near future as such items are not required by us at this time.

During the six months ended August 31, 2018 and 2017, net cash provided by financing activities was $524,805 and $165,000, respectively. In April 2018, we paid $45,000 to Goldenrise in complete settlement of a $90,000 debt based on a debt settlement agreement entered into in January 2018. In May 2018 we completed the sale of 2.0 million of our common shares for $800,000, consisting of $569,805 in cash and $230,195 in converted debt and accrued interest. In the 2017 period, we sold 100,000 shares of our common stock for $50,000 and we issued notes payable for proceeds of $115,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Internal Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended August 31, 2018, we issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D and Regulation S, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

On March 15, 2018, we entered into a subscription agreement with China-Israel Biological Technology, Co. Ltd. (“CIB”), a Chinese company associated with Mr. Qingxi Huang, our President and Chief Executive Officer, for the sale of 2,000,000 shares of our common stock for aggregate proceeds of $800,000 (the “Purchase Price”). The Purchase Price was paid as follows: (i) $569,805 was paid at closing, and (ii) $230,195 was applied toward the Purchase Price pursuant to a Debt Settlement Agreement entered into by our Company. The Purchase Price was paid on May 8, 2018. The shares were issued on May 25, 2018.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 17, 2018, the Board appointed Dr. H. Rand Scott (“Dr. Scott”) as a member of the Company’s Board to serve until the next annual meeting of shareholders and until his successor is duly appointed. On July 17, 2018, Dr. Scott accepted such appointment.

On August 27, 2018, the Board appointed Mr. Wentie “Robert” Sun (“Mr. Sun”) as a member of the Company’s Board to serve until the next annual meeting of shareholders and until his successor is duly appointed. On August 28, 2018, Mr. Sun accepted such appointment.

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

Date: October 16, 2018	/s/ Qingxi Huang
Name: Qingxi Huang
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

