Form 10-Q
period 2018-11-30
US-China Biomedical Technology, Inc.
filed 2019-01-10
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

As of January 10, 2019, 15,510,646 shares of our common stock and 0 shares of our preferred stock were issued and outstanding.

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

2

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

FORM 10-Q

November 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

CONDENSED BALANCE SHEETS

	November 30, 2018	February 28, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$211,483	$56,407
Prepaid expenses	8,617	5,000
Total current assets	220,100	61,407

Deposit	19,219	19,219

TOTAL ASSETS	$239,319	$80,626

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,277	$18,153
Deferred rent	6,650	–
Accrued payroll - non-related parties	–	27,806
Accrued payroll - related parties	33,000	35,175
Notes payable and accrued interest	–	45,000
Related party notes payable and accrued interest	–	226,299

TOTAL LIABILITIES	63,927	352,433

Commitments and contingencies
	–	–
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at November 30, 2018 and February 28, 2018, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 15,510,646 and 13,510,646 shares issued and outstanding at November 30, 2018 and February 28, 2018, respectively	15,511	13,510
Additional paid-in capital	2,922,682	1,940,526
Accumulated deficit	(2,762,801)	(2,225,843)
Total stockholders' equity (deficit)	175,392	(271,807)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$239,319	$80,626

See accompanying Notes to the unaudited condensed Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended November 30, 2018	For the Three Months Ended November 30, 2017	For the Nine Months Ended November 30, 2018	For the Nine Months Ended November 30, 2017

Operating expenses:
General and administrative expense	$119,345	$128,969	$348,906	$398,883
Operating loss	(119,345)	(128,969)	(348,906)	(398,883)

Other expense:
Interest expense	–	2,583	3,896	7,583
Loss on conversion of related party debt	–	–	184,156	–

Loss before provision for income taxes	(119,345)	(131,552)	(536,958)	(406,466)

Provision for income taxes	–	–	–	–

Net loss	$(119,345)	$(131,552)	$(536,958)	$(406,466)

Weighted average shares basic and diluted	15,510,646	13,071,207	15,016,101	13,053,317
Weighted average basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

See accompanying Notes to the unaudited condensed Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended November 30, 2018	For the Nine Months Ended November 30, 2017
Cash flows from operating activities:
Net loss	$(536,958)	$(406,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of related party debt	184,156	–
Write-off of security deposit	–	175
Changes in operating assets and liabilities:
Prepaid expenses	(3,617)	(2,500)
Accounts payable	6,125	96,597
Deferred rent	6,650	–
Accrued liabilities	(26,085)	89,167
Net cash used in operating activities	(369,729)	(223,027)

Cash flows from financing activities:
Cash overdraft	–	7,167
Proceeds from sale of common stock	569,805	75,000
Proceeds from issuance of note payable	–	137,500
Payments on notes payable	(45,000)	–
Net cash provided by financing activities	524,805	219,667

Net change in cash	155,076	(3,360)
Cash, beginning of period	56,407	3,366
Cash, end of period	$211,483	$6

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$800	$–

See accompanying Notes to the unaudited condensed Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

1.	Organization History and Business

Organization and History

We were incorporated on December 20, 2010 in the State of Nevada as Accend Media. On May 23, 2012 we consummated a merger (the “Merger”) with Cloud Star Corporation, a Nevada corporation, and we changed our name to Cloud Star Corporation (“Cloud Star”). The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes.

On May 28, 2013, we changed our corporate name to Cloud Security Corporation.

On December 8, 2014, we entered into a Stock Purchase Agreement (the “Goldenrise Agreement”) with Goldenrise Development, Inc. (“Goldenrise”). Under the Goldenrise Agreement, we sold 12,000,000 shares of our common stock to Goldenrise for $180,000 which equated to approximately 92% of our outstanding shares. This transaction effectuated a change in control of our Company.

On June 28, 2017, Goldenrise and our Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, our then sole officer and director (“Dunn”). Pursuant to Dunn Agreement, Goldenrise agreed to sell 12,000,000 shares of our common stock to Dunn representing approximately 92% of our outstanding shares. In consideration for these shares, Dunn agreed to pay Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 withheld as an offset to monies owed by Goldenrise to Dunn; and (iii) $40,000 withheld and applied towards invoices related to the audit and legal fees associated with the reporting requirements of our Company through the date of Closing.

Concurrently, on June 28, 2017, Dunn entered into a Stock Purchase Agreement (the “SPA”) with China Israel Biotechnology Co. Ltd. (“China-Israel”) and Central Bio-MD Technology Co. Ltd., each a Chinese corporation (collectively, the “Buyers” or “China-Israel”). Pursuant to the SPA, Dunn agreed to sell 6,000,000 of our common shares, representing approximately 46% of our outstanding shares. In consideration for the shares, Buyers agreed to pay Dunn a total of $200,000 upon the SPA’s execution (the “Purchase Price”).

The Closing for both the Dunn Agreement and the SPA occurred on July 28, 2017. The Dunn Agreement and the SPA resulted in a change in control of our Company.

Name Change

On December 29, 2017, our Board of Directors approved an agreement and plan to merge with our wholly-owned subsidiary, US-China Biomedical Technology, Inc., a Nevada corporation, to effectuate a name change from Cloud Security Corporation to US-China Biomedical Technology, Inc. (“US-China”). US-China was formed solely for the purpose of this name change and our Company was the surviving entity following the merger. On February 8, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in our Company’s name to “US-China Biomedical Technology, Inc.” and new trading symbol “UCBB” which became effective on the opening of trading as of February 9, 2018.

Business

We are an early stage biomedical technology and services company. Through late 2017 our principal business was related to the software development of MyComputerKey™ and our other patented cloud computing technologies; however, due to cash flow constraints, we were unable to proceed with the further development of our software. Due to enhanced competition in the software development market and advancements in technology made by our competitors, we began evaluating alternative business plans.

Following the change in control of our Company pursuant to the SPA, the decision was made to put the software development on hold and to shift our primary business focus. Our newly revised business plan is directed towards biomedical technology and related services. The primary focus of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide services for moving patients from China to the US with an emphasis on the following demographics:

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 filed on June 13, 2018. The results of operations for the three and nine months ended November 30, 2018, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit in excess of $2.7 million as of November 30, 2018. We presently have limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

On March 7, 2018, we entered into a new lease with our landlord for the same 5,824 square feet of office space. The new lease has a minimum term of approximately 35 months, expiring January 31, 2021, and requires the following minimum payments, excluding property taxes and other common area costs: months 1 through 11 - $16,016 per month totaling $176,176; months 12 through 23 - $16,715 per month totaling $200,580; and months 24 through 35 - $17,472 per month totaling $209,664. As of November 30, 2018, the future minimum payments for this lease for the fiscal years ending February 28, 2019, 2020, and 2021 are $48,747, $201,337, and $192,192, respectively.

During the three and nine months ended November 30, 2018, we incurred $52,659 and $137,859 in rent expense. During the three and nine months ended November 30, 2017 we incurred $48,730 and $117,320 in rent expense.  As of November 30, 2018, we had $6,650 of deferred rent recorded as an accrued liability on the accompanying balance sheet.

4.	Related Party Transactions

Related Party Transactions

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the nine months ended November 30, 2018, we recorded $3,896 of related party interest expense in connection the buyers’ related party notes payable. Also during the nine months ended November 30, 2018, we recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued in connection with this transaction.

Accrued Payroll

In 2017, our Company approved compensation to Michael Dunn in the amount of $5,000 per month beginning in June 2017. In connection with this obligation, as of November 30, 2018, we have recorded accrued and unpaid payroll, including estimated payroll taxes, totaling $33,000.

5.	Notes Payable

On July 25, 2017, prior to the closing of the Dunn Agreement described in Note 1, we entered into an unsecured promissory note with Goldenrise, a former related party before change of control on June 28, 2017, in the amount of $80,000, which was increased to $90,000 by the Parties (the “Note”). The Note, which bore no interest, was due and payable on August 31, 2017. On January 13, 2018, the Note was settled for $45,000 and, as a result, we recorded a gain on settlement of $45,000 during the year ended February 28, 2018. The note was repaid on April 2, 2018.

6.	Capital Stock

Authorizations and Designations

We are authorized to issue 190,000,000 shares of our $0.001 par value common stock and 10,000,000 shares of our $0.001 par value preferred stock. As of November 30, 2018, no preferred stock has been issued.

Capital Stock Activity

As described in Note 4, on May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of our Company, with a maximum of 150,000 shares. The Plan, as originally adopted authorized 15,000,000 shares, however, the authorized shares under the Plan were reversed 100 for 1 in accordance with the reverse split of our Company which became effective on January 22, 2015 (see Note 1). As of November 30, 2018, 131,875 shares are available for issuance under the Plan.

7.	Subsequent Events

There have been no material subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 We are an early stage biomedical technology and services company. Through late 2017 our principal business was related to the software development of MyComputerKey™ and our other patented cloud computing technologies; however, due to cash flow constraints, we were unable to proceed with the further development of our software. Due to enhanced competition in the software development market and advancements in technology made by our competitors, we began evaluating alternative business plans.

Following the change in control of our Company pursuant to the SPA, the decision was made to put the software development on hold and to shift our primary business focus. Our newly revised business plan is directed towards biomedical technology and services. The primary focus of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide services for moving patients from China to the US with an emphasis on the following demographics:

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2018 Compared to the Three Months Ended November 30, 2017

During the three months ended November 30, 2018, we incurred general and administrative expenses of $119,345 compared to $128,969 for the same period in 2017. Major differences in expense categories in 2018 versus 2017 were payroll and benefits ($4,000 lower), insurance ($2,000 higher), legal fees ($8,000 lower), rent ($4,000 higher), travel ($8,000 higher), telephone and internet ($3,000 lower), accounting and tax preparation ($11,000 lower), and office supplies ($1,000 higher). The cost reductions are primarily the result of restructuring our office staff and outside legal and accounting arrangements and the cost increases mainly come from a revised office lease, insurance policies and numerous meetings with potential strategic partners and investors.

In the 2017 period we incurred $2,583 in interest expense on debt that was converted to equity in December 2017.

As a result of the above, our net loss decreased from $131,552 in the 2017 period to $119,345 in 2018.

Nine Months Ended November 30, 2018 Compared to the Nine Months Ended November 30, 2017

During the nine months ended November 30, 2018, we incurred general and administrative expenses of $348,906 versus $398,883 in the 2017 period. Major differences in expense categories in 2018 versus 2017 were payroll and benefits ($31,000 lower), insurance ($4,000 higher), IT support ($2,000 lower), legal fees ($46,000 lower), travel ($7,000 higher), rent ($21,000 higher), public company fees ($7,000 higher), accounting and tax preparation ($4,000 lower), and telephone and internet ($4,000 lower). The cost reductions are primarily the result of restructuring our office staff and outside legal and accounting arrangements and the cost increases mainly come from a revised office lease, insurance policies, higher market access and SEC filing fees, and numerous meetings with potential strategic partners and investors.

During 2018 we incurred $3,896 in related party interest on debt owed to our largest shareholder. On May 8, 2018, this shareholder purchased 2.0 million shares of our common stock for $800,000, with a portion of the purchase price satisfied by the cancellation of the previously mentioned debt. A loss of $184,156 was recorded in connection with this transaction based on the excess in fair market value of the shares sold compared to the purchase price. During 2017, we incurred interest expense of $7,583 related to debt that was converted to equity in December 2017.

As a result of the above, our net loss increased from $406,466 in the 2017 period to $536,958 in 2018.

LIQUIDITY AND CAPITAL RESOURCES

We currently have no liquidity and have suffered losses and therefore must depend on our ability to attract external financing and investment to conduct our business activities and expand our operations. During the nine months ended November 30, 2018 we completed the sale of 2.0 million of our common shares for $800,000, consisting of $569,805 in cash and $230,195 in converted debt and accrued interest. Management is currently pursuing additional financing and investment opportunities, but there can be no assurance we will be successful in these pursuits. We are hopeful that with additional capital, we will be able to successfully implement our business plan and achieve profitable status, although that success cannot be assured.

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

At November 30, 2018, we had cash and cash equivalents of $211,486 and working capital of $156,173 compared to cash and cash equivalents of $56,407 and a working capital deficit of $291,026 as of February 28, 2018.

We had total liabilities of $63,927 at November 30, 2018 consisting of $24,277 of accounts payable, $6,650 of deferred rent, and $33,000 of accrued payroll – related parties. This compares to total liabilities of $352,433 at February 28, 2018 which included $18,153 of accounts payable, $27,806 of accrued payroll – non-related parties, $35,175 of accrued payroll – related parties, notes payable and accrued interest of $45,000, and related party notes payable and accrued interest of $226,299 as of February 28, 2018.

We had a total stockholders’ equity of $175,392 and an accumulated deficit of $2,762,801 as of November 30, 2018.

During the nine months ended November 30, 2018, we used $369,729 of cash in operating activities which was attributable primarily to our net loss of $536,958, offset by the loss on settlement of debt of $184,156, plus the net change in operating assets and liabilities of $16,927. During the comparable 2017 period, we used $223,027 of cash in operating activities which was mainly as a result of our net loss of $406,466, offset by the net change in operating assets and liabilities of $183,264.

With respect to investing activities, we had no cash activity in either period presented and we do not anticipate any significant capital expenditures in the near future as such items are not required by us at this time.

During the nine months ended November 30, 2018 and 2017, net cash provided by financing activities was $524,805 and $219,667, respectively. In April 2018, we paid $45,000 to Goldenrise in complete settlement of a $90,000 debt based on a debt settlement agreement entered into in January 2018. In May 2018 we completed the sale of 2.0 million of our common shares for $800,000, consisting of $569,805 in cash and $230,195 in converted debt and accrued interest. In the 2017 period, we sold 125,000 shares of our common stock for $75,000 and we issued notes payable for proceeds of $137,500.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2018.

Changes in Internal Control Over Financial Reporting

On November 19, 2017, Mr. Michael R. Dunn, our Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and director, died unexpectedly. As a result, our Company’s Chairman of the Board of Directors, Mr. Qingxi (“Sunny”) Huang, was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. This change may have affected our internal control over financial reporting during the periods ended November 30, 2017 and subsequent periods. Our Chief Executive Officer will evaluate our controls and procedures quarterly to determine whether or not our controls and procedures have become effective again.

Our Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. Our registered public accounting firm has not attested to Management's reports on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended November 30, 2018, we issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D and Regulation S, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

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

Date: January 10, 2019	/s/ Qingxi Huang
Name: Qingxi Huang
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

