Form 10-K
period 2019-02-28
US-China Biomedical Technology, Inc.
filed 2019-06-12
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54440

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4479356
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 Park Plaza Suite 400

Irvine, CA 92614

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 679-3992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,059,142, based upon the price ($0.15) at which the common stock was last sold as of August 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 12, 2019, 19,800,646 shares of our common stock and 0 shares of our preferred stock were issued and outstanding.

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On May 28, 2013, we changed our corporate name from Cloud Star Corporation to Cloud Security Corporation.

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

Following the change in control of our Company pursuant to the SPA, we decided to put the software development on hold and shift our primary business focus. Our immediate business focus is directed at the marketing and sales in the United States of unique products and technology developed by BSP Medical Ltd. (“BSP”), an affiliate company headquartered in Israel. BSP is a biomedical technology company revolutionizing non-invasive diagnosis of cardiac diseases. BSP offers a range of electrocardiogram (“ECG”) products based on the HyperQ™ technology. These include complete systems for routine clinical use, research-oriented systems, and original equipment manufacturer (“OEM”) products. Research systems facilitate data analysis by exporting all test parameters and measurements in a configurable format via a web based user-friendly interface. We have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US in order to begin sales and marketing of the BSP products in the US market. In addition, we are in the process of developing a joint venture with BSP whereby we will market and sell certain of their products.

One BSP product of interest is the HyperQ Analyzer Stress, a unique software module designed to analyze Stress Test ECG based on the detection of changes in the high frequency component of the QRS segment. HyperQ can be integrated in any ECG stress systems.

Another product is the HyperQ Analyzer Rest which is an innovative software module for early detection of acute coronary artery disease on any ECG rest systems. It provides a new perspective to the clinical staff, in particular diagnosis of Non-ST Elevation MI (NSTEMI) and Unstable Angina (UA).

A secondary aspect of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide services for moving patients from China to the US with an emphasis on the following demographics:

(i)	cancer patient referrals that are in non-critical, non-life-threatening positions,

(ii)	pre-screening and genetic testing for family members of cancer patients,

(iii)	patients suffering from Diabetes, and

(iv)	general medical services including preventative care and physicals.

We also intend to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining China Food & Drug Administration (“CFDA”) approval for medical device sales to government owned hospitals. As of the date of this report, we have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US. The business plan is currently in the development phase.

Matters Relating to Former Officers and Directors

On November 23, 2017, our former Chief Executive Officer and Director, Michael R. Dunn, passed away unexpectedly.

On January 9, 2018, Ms. Amanda Huang resigned as the Senior Vice President of our Company effective immediately. Our board of directors (“Board”) approved and accepted Ms. Huang’s resignation as Senior Vice President on January 10, 2018.

On July 17, 2018, our Board appointed Dr. H. Rand Scott (“Dr. Scott”) as a member of our Company’s Board to serve until the next annual meeting of shareholders and until his successor is duly appointed. The Board approved and accepted Dr. Scott’s resignation as Director on January 3, 2019. The resignation was not the result of any disagreement with our Company on any matter relating to our Company’s operations, policies, or practices.

On March 20, 2019, our Board appointed Mr. Safa Movassaghi (“Mr. Movassaghi”) as a member of our Board. Concurrently, Mr. Movassaghi resigned from his role as Vice President, a role to which he was appointed on November 6, 2018. Mr. Movassaghi’s resignation has a retroactive effective date of February 28, 2019. The resignation was not due to any disagreement with our Company, its policies or practices.

Intellectual Property

We currently have no intellectual property related to our current biomedical business focus. With respect to past business endeavors, we own all rights and patents associated several inventions, including the invention titled, “Apparatus Systems and Methods for Virtual Desktop Access and Management”, described under patent application (U.S. Serial Number 13/173,220) for systems and methods for accessing and managing a computer desktop, and with the invention titled, “System and Methods for One-Time Password Generation on a Mobile Computing Device”, described under patent application (U.S. Serial Number 14/295182) for process and methods of for one-time password on mobile computing devices. We have recorded a formal notice of assignment related to U.S. Serial Number 13/173220 with the United States Patent and Trademark Office previously held in the name of former executives of our Company, however U.S. Serial Number 14/295182 remained in the former executive’s name.

The patented system described under Serial No. 13/173220 is comprised of a removable virtual desktop Key permitting remote access and management of various computing devices that are communicatively linked to our Company’s secured cloud network. The Key allows the user secured virtual access and management of their desktop interface through a secondary computer only through unique user identification validation and a series of encrypted security file authentications including a DRM signature, a number of login credentials, and a biometric data template so even if passwords are breached the Key remains uncompromised.

We are not actively pursuing any business opportunities associated with our prior business endeavors.

Competition

With respect to the BSP portion of our business, we will be competing with large pharmaceutical and medical device manufacturers and sales corporations. For the remaining portion of our business, our potential competitors include Chinese-based patient referral companies and agencies who provide international healthcare referral services similar to what we may offer, such as Hope Noah Company in Beijing, Saint Lucia Consulting in Beijing, Shanghai Medical Tourism Products and Promotion Platform, and Ryavo Healthcare in Shanghai. Our potential competitors have substantially greater financial, technical, and human resources than we do, as well as established market share and the commercialization of their services. Our competitors’ services may be more effective, or more effectively marketed and sold, than any services we may commercialize and may render our services obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will continue to face intense and increasing competition as new service providers enter the market and if we cannot maintain solid relationships with top tier physicians and hospitals, provide competitive products and employ an effective sales force. However, we believe that if we are able to further develop our business plan, establish solid relationships, and provide our own medical technology which has been developed by our majority shareholder, we may have key potential advantages over competitive services that could enable us to capture meaningful market share from our competitors.

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

FDA Approval Requirements

As mentioned above, we are in the process of developing a joint venture with BSP whereby we will market and sell certain of their products. This will require that either we or BSP ensure FDA compliance in the US is obtained. We will likely engage specialists to assist us with acquiring any and all FDA approvals necessary to conduct this portion of our operations. Unless an exemption applies, each medical device that we wish to market in the U.S. must receive 510(k) clearance from the FDA pursuant to the FDCA. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. We cannot be sure that 510(k) clearance will ever be obtained for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or premarket approval, or PMA approval, process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a pre-market notification requesting 510(k) clearance, unless an exemption applies.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. We have modified some of our 510(k) cleared devices, but have determined that, in our view, based on FDA guidance as to when to submit a 510(k) notification for changes to a cleared device, new 510(k) clearances or PMA approvals are not required. We cannot assure you that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval.

A clinical trial may be required in support of a 510(k) submission. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

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

Marketing

Because we are currently in the development stage of our business, we have not engaged in any marketing activities. In mid-2019 we intend to implement a comprehensive integrated plan to achieve our business objectives. Our primary objectives include building brand awareness, developing lead generation programs that will drive sales and revenue, and developing an infrastructure that supports and measures our marketing activities. Our marketing activities will be driven by our website, organic and paid search optimization, direct marketing, events, social media, and eMarketing focused on small and medium sized businesses and individuals.

Employees

We currently have 5 active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters, located at 2 Park Plaza, Suite 400, Irvine, CA 92614, consists of 5,824 square feet of leased space consisting of offices, cubicles, and conference rooms. The rent under our lease, which expires January 31, 2021, is $16,715 excluding property taxes and common area costs per month through January 31, 2020. The rent will increase by $0.13 per square foot for the last year of the lease. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

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

	High Bid	Low Bid
Year ended 2/28/2019
3/1/2018-5/31/2018	$1.00	$0.40
6/1/2018-8/31/2018	0.85	0.15
9/1/2018-11/30/2018	1.00	0.08
12/1/2018-2/28/2019	0.35	0.17
Year ended 2/28/2018 3/1/2017-5/31/2017	$1.52	$0.85
6/1/2017-8/31/2017	2.50	1.30
9/1/2017-11/30/2017	2.45	1.40
12/1/2017-2/28/2018	1.40	0.40

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

Record Holders

As of February 28, 2019, there were 30 registered holders of our common stock, although we believe that the number of beneficial owners is substantially greater since a significant number of shares are held in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Year Ended February 28, 2019

On March 15, 2018, we entered into a Subscription Agreement with China-Israel Biological Technology, Co. Ltd. (“CIB”), a Chinese company associated with Mr. Qingxi Huang, President and Chief Executive Officer of our Company. Under the Subscription Agreement, we sold 2,000,000 shares of our common stock to CIB for aggregate proceeds of $800,000 (the “Purchase Price”). The Purchase Price was paid as follows: (i) $569,805 USD paid at closing, and (ii) $230,195 was applied to the settlement of related party notes payable and accrued interest under a Debt Settlement Agreement between the parties. The Purchase Price was paid on May 8, 2018. The shares were issued on May 25, 2018.

On April 23, 2018, we issued 15,000 restricted shares to one holder as consideration for services rendered to our Company.

Subsequent issuances:

On May 24, 2019, we entered into a Subscription Agreement with CIB pursuant to which we sold 4,290,000 units. Each single Unit consists of one (1) share of common stock of our Company and two and one half (2.5) warrants (collectively the “Units”). The warrants are exercisable for 18 months at $0.05 per share. The aggregate purchase price for the Units is USD $214,500 (the “Purchase Price”) or USD $0.05 per share. The Purchase Price was paid as follows: (i) $50,506.85 applied in extinguishment of the principal and accrued interest underlying an April 2019 Note between CIB and our Company, funded on April 16, 2019 and (ii) $163,993.15 in cash funded May 29, 2019. The shares were issued effective May 29, 2019.

Year Ended February 28, 2018

During the year ended February 28, 2018, we issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

On July 31, 2017, we received a subscription for 100,000 restricted shares of common stock for net proceeds of $50,000. The Board of Directors accepted the subscription on September 14, 2017; as a result, 100,000 shares of common stock were issued to one U.S. accredited investor.

On October 27, 2017, we received a subscription for 25,000 restricted shares of common stock for net proceeds of $25,000 from one investor.

On December 29, 2017, we entered into five separate Debt Settlement Agreements with five of our Company’s debt holders whereby we agreed to issue 156,579 aggregate restricted shares of common stock at $0.40 per share in exchange for the conversion of all outstanding debt held by the debt holders. As a result, an aggregate amount of 156,579 common stock shares were committed to be issued as of February 28, 2018; the shares were actually issued March 27, 2018.

On December 29, 2017, we and our legal counsel (the “Law Firm”) agreed to convert an aggregate $74,835 in debt owed for legal services rendered through December 29, 2017 in exchange for 187,087 shares of restricted common stock, valued at $0.40 per share. The Law Firm applied the credit to our Company’s invoice on January 3, 2018, and the shares were issued to the Law Firm on April 30, 2018.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

(a) The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act"), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an "Investor") confirmed to our Company that it or he is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to our Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b) The shares of common stock referenced herein were issued pursuant to and in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act. We made this determination in part based on the representations of the Investor(s), which included, in pertinent part, that such Investor(s) was an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investor(s) that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in our Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  our Company of any general solicitation or advertising for securities herein issued in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF US-CHINA BIOMEDICAL TECHNOLOGY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2019.

Overview of Current Operations

Following the change in control of our Company discussed above under Item 1 “History and Organization”, we decided to put all cloud computing software development on hold and shift our primary business focus. Our immediate business focus is directed at the marketing and sales in the United States of unique products and technology developed by BSP Medical Ltd. (“BSP”), an affiliate company headquartered in Israel. BSP is a biomedical technology company revolutionizing non-invasive diagnosis of cardiac diseases. BSP offers a range of electrocardiogram (“ECG”) products based on the HyperQ™ technology. These include complete systems for routine clinical use, research-oriented systems, and original equipment manufacturer (“OEM”) products. Research systems facilitate data analysis by exporting all test parameters and measurements in a configurable format via a web based user-friendly interface. We have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US in order to begin sales and marketing of the BSP products in the US market. In addition, we are in the process of developing a joint venture with BSP whereby we will market and sell certain of their products.

A secondary aspect of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide services for moving patients from China to the US with an emphasis on the following demographics:

(i)	cancer patient referrals that are in non-critical, non-life-threatening positions,

(ii)	pre-screening and genetic testing for family members of cancer patients,

(iii)	patients suffering from Diabetes, and

(iv)	general medical services including preventative care and physicals.

We also intend to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining China Food & Drug Administration (“CFDA”) approval for medical device sales to government owned hospitals. As of the date of this report, we have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US. The business plan is currently in the development phase.

RESULTS OF OPERATIONS

We had no revenues in the years ending February 28, 2019 (“2019”) and February 28, 2018 (“2018”).

General and administrative expense - during the 2019 and 2018 periods, we incurred general and administrative expense of $522,059 and $515,522, respectively, an increase of $6,537. During the 2019 period, we experienced higher costs for compensation and benefits (up $18,449) as we ramped up our staffing in anticipation of commencing operating activities. Other increased costs were rent (up $24,812 on a new office lease), insurance (up $6,045 on added D&O and workers compensation coverage), consulting (up $3,500), and travel and entertainment (up $10,106). The consulting and travel/entertainment costs were higher as we pursued new business opportunities. These increases in expense were offset by reductions in legal and accounting costs (down $48,079 and $13,577, respectively). Legal expense is down on lower activity and a fixed-fee arrangement reached with our attorneys. The reduction in accounting costs results from eliminating outside consults by bringing all accounting in-house.

Interest expense - during the 2019 and 2018 periods, we incurred interest expense of $3,925 and $10,737, respectively, a decrease of $6,811. The reduction was the result of lower levels of both related and non-related party debt in 2019.

Gain and loss on settlements of debt - during the 2019 period we recorded a loss on conversion of related party debt of $184,156 attributable to our sale of 2,000,000 shares of our common stock based on the excess in fair market value over purchase price of the shares issued in connection with this transaction. In the 2018 period, we recorded a gain on settlement of non-related party debt of $45,000.

Net loss - our net loss increased to $710,940 in 2019 compared to $482,164 for the 2018 period as a result of the factors described above.

Summary of any product research and development that we will perform for the term of our plan of operation.

During the 2019 and 2018 periods, we did not incur costs associated with research and development activities.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of February 28, 2019, we have five active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2019, we had cash and cash equivalents of $36,542 and a working capital deficit of $17,810. In comparison, as of February 28, 2018, we had cash and cash equivalents of $56,407 and a working capital deficit of $291,026.

We had total liabilities of $76,078 as of February 28, 2019 consisting of accounts payable, accrued payroll, due to related party and deferred rent. This compares to total liabilities at February 28, 2018 of $352,433 consisting of accounts payable, accrued payroll and debt.

As of February 28, 2019, we had a total stockholders’ equity of $1,409 and an accumulated deficit of $2,936,783. In comparison, we had a total stockholders’ deficit of $271,807 and an accumulated deficit of $2,225,843 as of February 28, 2018.

During 2019, we used $544,670 of cash in operating activities which was attributable to our net loss of $710,940 and the net change in operating assets and liabilities of $21,782, offset by the loss on conversion of related party debt of $184,156 and interest expense of $3,896 settled by the issuance of common stock.

During 2018, we used $400,889 of cash in operating activities which resulted from our net loss of $482,164 and the gain on settlement of debt of $45,000, offset by common stock issued for settlement of accounts payable of $74,836, common stock issued for services of $6,000, write-off of security deposit of $175 and the net change in other assets and liabilities of $45,264.

During 2019, net cash provided by financing activities was $524,805, which consisted of $569,805 of proceeds from sale of common stock, less $45,000 from repayment of notes payable. The $45,000 repayment was made to Goldenrise.

During 2018, net cash provided by financing activities was $453,931, which consisted of $75,000 of proceeds from sale of common stock, $152,632 proceeds from non-related party notes payable, and $226,299 of proceeds from related party notes payable.

Prior to January 2018, compensation paid to our Chief Executive Officer was paid as an independent contractor under Form 1099 instead of as payroll under Form W-2. We do not expect that any fees or penalties incurred as a result will cause any meaningful or significant misreporting of our financial condition and results of operations for the year ended February 28, 2018.

Additional capital is required in order to implement our business plan.  Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above. Our independent registered public accounting firm included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern. We continue to pursue debt and/or equity financing, although their can be no assurance that our efforts will be successful.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

None.

Recent Pronouncements

Our management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on our financial position and results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of US-China Biomedical Technology, Inc. (the "Company") as of February 28, 2019 and 2018, the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ TAAD LLP

TAAD LLP

We have served as the Company's auditor since 2017

Diamond Bar, CA

June 12, 2019

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

BALANCE SHEETS

	February 28, 2019	February 28, 2018
ASSETS
Current assets:
Cash	$36,542	$56,407
Prepaid expenses	21,726	5,000
Total current assets	58,268	61,407

Deposit	19,219	19,219

TOTAL ASSETS	$77,487	$80,626

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$21,595	$27,319
Deferred rent	8,167	–
Due to related party	1,600	1,600
Accrued payroll - related parties	38,500	35,175
Accrued payroll - non-related parties	6,216	17,039
Notes payable and accrued interest	–	45,000
Related party notes payable and accrued interest	–	226,299

TOTAL LIABILITIES	76,078	352,433

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at February 28, 2019 and 2018, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 15,510,646 and 13,510,646 shares issued and outstanding at February 28, 2019 and 2018, respectively	15,510	13,510
Additional paid-in capital	2,922,682	1,940,526
Accumulated deficit	(2,936,783)	(2,225,843)
Total stockholders' equity (deficit)	1,409	(271,807)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$77,487	$80,626

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2019	For the Year Ended February 28, 2018
Operating expense:
General and administrative	$522,059	$515,522
Operating loss	(522,059)	(515,522)

Other (expense) income:
Interest expense	(3,925)	(10,737)
Loss on conversion of related party debt	(184,156)	–
Gain on settlement of non-related party debt	–	45,000
Total other (expense) income	(188,081)	34,263

Loss before provision for income taxes	(710,140)	(481,258)

Provision for income taxes	800	906

Net loss	$(710,940)	$(482,164)

Weighted average shares basic and diluted	15,138,043	13,152,315
Weighted average basic and diluted loss per common share	$(0.05)	$(0.04)

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance at February 28, 2017	13,026,980	$13,027	$1,722,542	$(1,743,679)	$(8,110)
Proceeds from issuance of common stock	125,000	125	74,875		75,000
Common stock issued for accounts payable	187,087	187	74,649		74,836
Common stock issued for services	15,000	15	5,985		6,000
Common stock issued for settlement of notes payable and accrued interest	156,579	156	62,475		62,631
Net loss	–	–	–	(482,164)	(482,164)
Balance at February 28, 2018	13,510,646	13,510	1,940,526	(2,225,843)	(271,807)
Common stock issued in connection with stock purchase agreement and debt settlement with related party	2,000,000	2,000	798,000	–	800,000
Loss on conversion of related party debt	–	–	184,156	–	184,156
Net loss	–	–	–	(710,940)	(710,940)
Balance at February 28, 2019	15,510,646	$15,510	$2,922,682	$(2,936,783)	$1,409

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2019	For the Year Ended February 28, 2018
Cash flows from operating activities:
Net loss	$(710,940)	$(482,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of non-related party debt	–	(45,000)
Loss on conversion of related party debt	184,156	–
Interest expense settled by issuance of common stock	3,896	–
Write-off of security deposit	–	175
Common stock issued for settlement of accounts payable	–	74,836
Common stock issued for services	–	6,000
Changes in operating assets and liabilities:
Prepaid expenses	(16,726)	(21,719)
Accounts payable	(5,725)	13,169
Deferred rent	8,167	–
Due to related party	–	1,600
Accrued liabilities	(7,498)	52,214
Net cash used in operating activities	(544,670)	(400,889)

Cash flows from financing activities:
Proceeds from sale of common stock	569,805	75,000
Payments of notes payable	(45,000)	–
Proceeds from notes payable	–	152,632
Proceeds from related party notes payable	–	226,299
Net cash provided by financing activities	524,805	453,931

Net change in cash	(19,865)	53,041
Cash, beginning of period	56,407	3,366
Cash, end of period	$36,542	$56,407

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$800	$906

See accompanying notes to financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

(FORMERLY CLOUD SECURITY CORPORATION)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

History and Organization

We were incorporated on December 20, 2010 in the State of Nevada as Accend Media. On May 23, 2012 we consummated a merger (the “Merger”) with Cloud Star Corporation, a Nevada corporation, and we changed our name to Cloud Star Corporation (“Cloud Star”). The Merger was accounted for as a reverse acquisition with Cloud Star being treated as the acquirer for accounting purposes.

On May 28, 2013, we changed our corporate name from Cloud Star Corporation to Cloud Security Corporation.

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

Following the change in control of our Company pursuant to the SPA, we decided to put the software development on hold and shift our primary business focus. Our immediate business focus is directed at the marketing and sales in the United States of unique products and technology developed by BSP Medical Ltd. (“BSP”), an affiliate company headquartered in Israel. BSP is a biomedical technology company revolutionizing non-invasive diagnosis of cardiac diseases. BSP offers a range of electrocardiogram (“ECG”) products based on the HyperQ™ technology. These include complete systems for routine clinical use, research-oriented systems, and original equipment manufacturer (“OEM”) products. Research systems facilitate data analysis by exporting all test parameters and measurements in a configurable format via a web based user-friendly interface. We have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US in order to begin sales and marketing of the BSP products in the US market. In addition, we are in the process of developing a joint venture with BSP whereby we will market and sell certain of their products.

One BSP product of interest is the HyperQ Analyzer Stress, a unique software module designed to analyze Stress Test ECG based on the detection of changes in the high frequency component of the QRS segment. HyperQ can be integrated in any ECG stress systems.

Another product is the HyperQ Analyzer Rest which is an innovative software module for early detection of acute coronary artery disease on any ECG rest systems. It provides a new perspective to the clinical staff, in particular diagnosis of Non-ST Elevation MI (NSTEMI) and Unstable Angina (UA).

A secondary aspect of our plan is the integration and development of synergistic relationships with high profiled doctors and hospitals that will act as a bridge for connecting patients and bio-technology advances in China with our Company’s network of US based doctors and hospitals. We intend to develop a scalable biomedical bridge for the US and China markets. We will provide services for moving patients from China to the US with an emphasis on the following demographics:

(i)	cancer patient referrals that are in non-critical, non-life-threatening positions,

(ii)	pre-screening and genetic testing for family members of cancer patients,

(iii)	patients suffering from Diabetes, and

(iv)	general medical services including preventative care and physicals.

We also intend to develop working relationships with key medical innovators for possible joint ventures related to medical device manufacturing in China, including working towards obtaining China Food & Drug Administration (“CFDA”) approval for medical device sales to government owned hospitals. As of the date of this report, we have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US. The business plan is currently in the development phase.

Matters Relating to Former Officers and Directors

On November 23, 2017, our former Chief Executive Officer and Director, Michael R. Dunn, passed away unexpectedly.

On January 9, 2018, Ms. Amanda Huang resigned as the Senior Vice President of our Company effective immediately. Our board of directors (“Board”) approved and accepted Ms. Huang’s resignation as Senior Vice President on January 10, 2018.

On July 17, 2018, our Board appointed Dr. H. Rand Scott (“Dr. Scott”) as a member of Board and on January 3, 2019, Dr. Scott resigned from this position. The resignation was not the result of any disagreement with our Company on any matter relating to our Company’s operations, policies, or practices.

On March 20, 2019, our Board appointed Mr. Safa Movassaghi (“Mr. Movassaghi”) as a member of our Board. Concurrently, Mr. Movassaghi resigned from his role as Vice President, a role to which he was appointed on November 6, 2018. Mr. Movassaghi’s resignation has a retroactive effective date of February 28, 2019. The resignation was not due to any disagreement with our Company, its policies or practices.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Going Concern Considerations and Management’s Plans

The accompanying financial statements contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit in excess of $2.9 million as of February 28, 2019. We presently have limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Risks and Uncertainties

We have a limited operating history and have not commenced planned principal operations. In addition, we are embarking on a new business direction encompassing biomedical products and technologies which have no proven sales record.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2019 and February 28, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivable deposits, accounts payable, accrued payroll and related costs, and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term in nature or they are payable on demand. Cash of $36,542 and $56,407 represent our Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at February 28, 2019 and February 28, 2018, respectively.

Basic Loss per Common Share

We calculate net loss per share in accordance with ASC 260 – Earnings per Share. Basic loss per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 28, 2019 and February 28, 2018, we had no potentially dilutive shares that have been excluded from the diluted loss per share computations as they would be antidilutive for the periods presented.

Income Taxes

We account for income taxes in accordance with ASC 740 - Income Taxes, which requires us to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. Tax law and rate changes are reflected in income in the period such changes are enacted. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Stock-Based Compensation

ASC 718, Share-Based Payment requires that compensation cost related to share-based payment transactions for employees be recognized in the financial statements. Share-based payment transactions within the scope of ASC 718 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

ASC 718 requires disclosure of the fair value and other characteristics of stock options and more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net loss. We have reflected the expense of such stock-based compensation based on the fair value at the grant date for awards consistent with the provisions of ASC 718.

In connection with ASC 718, the fair value of our share-based compensation has been determined using the quoted market prices of our common stock. For stock options, we utilize the Black-Scholes pricing model. The fair value of the shares and options granted are amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. Upon option exercise, we issue new shares of stock.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified into ASC 505 Equity. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement at various performance completion dates, and for unvested instruments, at each reporting date. Compensation expense, once recorded, may not be reversed.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will replace the existing guidance in ASC 840, “Leases.” The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize leased assets and leased liabilities on the consolidated balance sheets and requiring disclosure of key information about leasing arrangements. This amendment is effective for our Company in the fiscal year beginning March 1, 2019, but early adoption is permissible. We are currently evaluating the potential impact that ASU 2016-02 may have on our financial position and results of operations.

We have reviewed all other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Related Party Transactions

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

On March 7, 2018, we entered into a new lease with our landlord for the same 5,824 square feet of office space. The new lease has a minimum term of approximately 35 months, expiring January 31, 2021, and requires the following minimum payments, excluding property taxes and other common area costs: months 1 through 11 - $16,016 per month totaling $176,176; months 12 through 23 - $16,715 per month totaling $200,580; and months 24 through 35 - $17,472 per month totaling $209,664. As of February 28, 2019, the future minimum payments for this lease for the fiscal years ending February 28, 2020 and 2021 are $201,337, and $192,192, respectively.

During the years ended February 28, 2019 and 2018, we incurred $190,518 and $165,706 in rent expense, with the 2018 year being a partial year’s worth of expense. As of February 28, 2019 and 2018, we had $8,167 and zero, respectively, of deferred rent.

Stock Purchase and Settlement of Related Party Debt

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the year ended February 28, 2019, we recorded $3,896 of related party interest expense in connection with the buyers’ related party notes payable. Also during the year ended February 28, 2019, we recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value over purchase price of the shares issued in connection with this transaction.

Stock Purchase and Loan Agreements

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

On July 25, 2017, prior to the Closing of the Dunn Agreement, we entered into an unsecured promissory note with Goldenrise in the amount of $90,000 (the “Goldenrise Note”). See Note 5. As such, during the closing of the Dunn Agreement and the SPA, $90,000 was provided to our Company as proceeds received under the Goldenrise Note. The purchase prices under the Dunn Agreement and the SPA have been paid in full.

During late 2017 and early 2018, our largest shareholder funded our Company with related party notes payable of $223,694 with an interest rate of 10% per annum. As of February 28, 2018, the buyers were owed $226,299 which included accrued interest of $2,605. On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the year ended February 28, 2019, we recorded $3,896 of related party interest expense in connection the buyers’ related party notes payable. Also during the year ended February 28, 2019, we recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued in connection with this transaction.

Accrued Payroll – Related Parties

Our Company approved compensation to Michael Dunn and Amanda Huang, each in the amount of $5,000 per month beginning in June 2017. In addition, at February 28, 2019, we owed Safa Movassaghi compensation of $5,000 for the month of February 2019. As of February 28, 2019 and 2018, we have recorded accrued and unpaid payroll, inclusive of estimated payroll taxes, for each of these individuals as follows:

	February 28, 2019	February 28, 2018
Michael Dunn (1)	$33,000	$33,000
Safa Movassaghi (2)	5,500	–
Amanda Huang (3)	–	2,175
Total accrued payroll – related parties	$38,500	$35,175

(1)	Mr. Dunn is deceased; his estate may pursue his accrued and unpaid compensation.
(2)	All amounts owed to Mr. Movassaghi were paid March 1, 2019
(3)	All amounts owed to Ms. Huang were paid during the year ended February 28, 2019.

Due to related party

As of February 28, 2019 and 2018, we owed $1,600 to Andrew Dunn for one time services provided, respectively. The amount owed is unsecured and non-interest bearing with no fixed terms of repayment. The imputed interest for both years is immaterial.

Andrew Dunn is the son of Michael Dunn, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board; his beneficial ownership includes 2,900,000 shares of common stock, as acquired control of the shares as administrator of the Dunn Estate and 0 shares issuable upon the exercise of stock options. Mr. Dunn passed away November 19, 2017. Mr. Dunn’s beneficial ownership has been transferred to the administrator, Andrew Dunn, however the estate is still in probate pending completion.

4.	Accrued Payroll – Non-related Parties

As of February 28, 2019 and 2018, there is accrued and unpaid payroll, inclusive of estimated payroll taxes, to non-related parties of $6,216 and $17,039 respectively. The February 28, 2018 balance was paid during the 2019 fiscal year while the February 28, 2019 balance was paid on March 1, 2019.

5.	Notes Payable

On June 8, 2017, we issued an unsecured note payable to an unrelated third party in the amount of $25,000. The note together with accrued interest of $5,000 was payable upon demand. The note and accrued interest of $30,000 was converted into 75,000 shares of common stock on December 29, 2017. During the year ended February 28, 2018, we recorded interest expense of $5,000.

On July 25, 2017, we entered into an unsecured promissory note with Goldenrise, a former related party before change of control on June 28, 2017. The note was originally in the amount of $80,000 but was increased to $90,000 by the Parties. The note, which bore no interest, was due and payable on August 31, 2017. On January 13, 2018, the note was settled for $45,000 resulting in our Company recording a gain on settlement of $45,000 during the year ended February 28, 2018. The amount due at February 28, 2018 was repaid on April 2, 2018.

On September 28, 2017, we issued an unsecured note payable to an unrelated third party in the amount of $12,500. The note together with accrued interest of $2,500 that was earned upon issuance of the note was payable upon demand. The note and accrued interest of $15,000 was converted into 37,500 shares of common stock on December 29, 2017. During the year ended February 28, 2018, we recorded interest expense of $2,500.

On October 7, 2017, we borrowed $7,000 under a note from an unrelated third party. The note and accrued interest totaling $7,500 was converted into 18,750 shares of common stock on December 29, 2017. During the year ended February 28, 2018, we recorded interest expense of $500.

On October 23, 2017, we issued an unsecured note payable to an unrelated third party in the amount of $8,000. The note bore interest at a rate of 10% per annum and was payable upon demand. The note and accrued interest totaling $8,132 was converted into 20,329 shares of common stock on December 29, 2017. During the year ended February 28, 2018, we recorded interest expense of $132.

On October 27, 2017, we borrowed $2,000 under a note from an unrelated third party. The amount was to be repaid within 30 days. The note with no accrued interest was converted into 5,000 shares of common stock on December 29, 2017.

6.	Capital Stock

Authorizations and Designations

We are authorized to issue 190,000,000 shares of our $0.001 par value common stock and 10,000,000 shares of our $0.001 par value preferred stock. As of February 28, 2019 and 2018, no preferred stock had been issued.

Sales of Common Stock

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. See Note 3 under “Stock Purchase” for more information.

On July 31, 2017, we sold 100,000 shares of our restricted common stock for $50,000 and on October 27, 2017 we sold 25,000 shares for $25,000.

Common Stock Issued for Services

On December 29, 2017, we issued 187,087 shares of restricted common stock for settlement of $74,836 of accounts payable for legal services.

Effective December 29, 2017, we issued 15,000 shares of restricted common stock for $6,000 of accounting services.

Effective December 29, 2017, we issued 156,579 shares of restricted common stock to five creditors in settlement of notes payable and accrued interest totaling $62,631. See Note 5 for further information.

2014 Stock Incentive Plan

The Board of Directors adopted the 2014 Stock Incentive Plan (the “Plan”). The Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards, of common stock, restricted stock, awards of common stock, or stock options to purchase common stock of our Company, with a maximum of 150,000 shares. As of February 28, 2019, 131,875 shares are available for issuance under the Plan.

7.	Income Taxes

As of February 28, 2019, we had net operating loss carry forwards of approximately $2,016,000 that may be available to reduce various future years' Federal taxable income for 20 years through 2039. Net operating losses may be limited as a result of the merger with Cloud Security Corporation and the sales of stock to Goldenrise and to China-Israel as described in Note 1. Future tax benefits which may arise as a result of these losses have not been recognized in the accompanying financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to these net operating loss carry forwards. Net operating losses will begin to expire in 2022.

The following table presents the current income tax provision for federal and state income taxes for the years ended February 28, 2019 and February 28, 2018:

	For the Year Ended February 28, 2019	For the Year Ended February 28, 2018
Current tax provisions:
Federal	$–	$–
State	800	906
Total provision for income taxes	$800	$906

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended February 28, 2019 and February 28, 2018:

	For the Year Ended February 28, 2019	For the Year Ended February 28, 2018
US federal statutory income tax rate	-21%	-21%
State tax - net of benefit	-7%	-6%
Non-deductible expenses, net of federal benefit	8%	3%
Increase in valuation allowance	21%	24%
Minimum state taxes	0%	1%
Total provision for income taxes	1%	1%

The components of our deferred tax assets for federal and state income taxes as of February 28, 2019 and February 28, 2018 consisted of the following:

	February 28, 2019	February 28, 2018
Non-current deferred tax assets
Net operating loss carry forwards	$768,553	$870,900
Reserves and accruals	9,235	–
Less: valuation allowance	(777,788)	(870,900)
Net deferred tax assets	$–	$–

During the year ended February 28, 2019, the valuation reserve decreased $93,112 compared to an increase of $548,900 during the year ended and February 28, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of February 28, 2019, that it was more likely than not the deferred tax assets would not be realized. The deferred tax assets have been reduced to the 21% Federal tax rate beginning in 2018.

The United States federal tax return years 2014 through 2019 are still subject to tax examination by the United States Internal Revenue Service, however, we do not have any ongoing tax examinations. We are subject to examination by the California Franchise Tax Board for the years 2014 to 2019 and currently do not have any ongoing tax examinations.

The United States federal and California state tax returns for 2019 are on extension.

8.	Subsequent Events

On April 1, 2019, our Board approved entry into a strategic joint venture agreement with BSP for the creation of a joint venture, BSP Medical America, Inc (the “JV”). Our Company will acquire 50% of the JV pursuant to a subscription agreement for $100,000, and BSP shall contribute the same for their 50% ownership. Our CEO, Qingxi Huang, will be an officer and director of the JV. We are awaiting confirmation of consent from BSP and their executed JV agreement. As such, the JV is pending approval.

On April 16, 2019, we borrowed $50,000 from CIB pursuant to a Note at 10% annual interest rate and having a maturity date of October 16, 2019 (the “April 2019 Note”). The April 2019 Note was repaid as part of the funding of the Subscription Agreement on May 24, 2019, as discussed below.

On May 24, 2019, we entered into a Subscription Agreement with CIB pursuant to which we sold 4,290,000 units. Each single Unit consists of one (1) share of our common stock and two and one half (2.5) warrants (collectively the “Units”). The warrants are exercisable for 18 months at $0.05 per share. The aggregate purchase price for the Units is USD $214,500 (the “Purchase Price”) or USD $0.05 per share. The Purchase Price was paid as follows: (i) $50,506.85 applied in extinguishment of the principal and accrued interest underlying the April 2019 Note between CIB and our Company, and (ii) $163,993.15 in cash funded May 29, 2019. The shares were issued effective May 29, 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2019. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded its internal controls over financial reporting were not effective as of February 28, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Independent Audit Committee – We do not have an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. We have not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

2.	We did not maintain appropriate cash controls – As of February 28, 2019, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts.

3.	We did not implement appropriate information technology controls – As at February 28, 2019, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our or off-site storage of our data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 19, 2017, Mr. Michael R. Dunn, our then Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and director, died unexpectedly. As a result, our Chairman of the Board of Directors, Mr. Qingxi (“Sunny”) Huang, was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. This effected a change in internal control over financial reporting during the year ended February 28, 2018 but the change has had no significant effect.

Pursuant to Regulation S-K Item 308(b), this Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this Form 10-K.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once we are engaged in stable business operations and have sufficient personnel and resources available, then, in connection with the aforementioned deficiencies, our Board of Directors will establish the following remediation measures:

1.	Our Board of Directors will nominate an independent audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of our monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers.

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this report. All directors serve for a term set to expire at the next annual meeting of stockholders of our Company or until their successors are elected and qualified. All officers are appointed by our board of directors and their terms of officer are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position & Offices Held
Qingxi Huang (1)	43	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman
Safa Movassagi (2)	56	Director; Former Vice President

Former Officers & Directors
Wentie Sun (3)	64	Former Director
Michael Dunn (4)	-	Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman
Amanda Huang (5)	54	Former Senior Vice President
Dr. Rand Scott (6)	55	Former Board Member

(1)	Mr. Huang was appointed as a director on July 28, 2017. On November 28, 2017, Mr. Huang was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer to fill the vacancy left by the unexpected passing of Mr. Dunn on November 19, 2017
(2)	Mr. Sun was appointed as a member of the Board on August 27, 2018 and resigned on June 11, 2019.
(3)	Mr. Movassaghi was appointed as a member of the Board on March 20, 2019; he was formerly the Vice President but resigned effective February 28, 2019.
(4)

Mr. Dunn served as Director from February 11, 2015 to November 19, 2017. On June 23, 2017, he was appointed as CEO, CFO, President, Secretary, Treasurer and chairman. On November 19, 2017, Mr. Dunn passed away unexpectedly.

(5) (6)	Ms. Huang was appointed as Senior Vice President on July 28, 2017 and resigned on January 9, 2018. Dr. Rand Scott resigned from his position as a Board member on January 3, 2019.

Biographies of Current Directors and Executive Officers

Qingxi “Sunny” Huang – Mr. Huang is currently a director of HK0039, a Hong Kong listed public company, President of Central Bio-MD Valley Technology Co. Ltd., President of Anson Biological Technology Co., Ltd. and Cihuaiji (chronic disease management and wisdom medical service platform for cancer and diabetes). Mr. Huang is also President of Extong, a third-party trading platform for the elderly health industry, and President of Jiuzhouhaorongtong, a third-party internet financial services platform in China. In 2017, Central Bio-MD was named the best growth enterprise in the Yuhua District and Mr. Qingzi was names the most advanced individual.

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

Mr. Huang received his first degree in mathematics from Hunan Normal University earning in 1996 and second degree in computer applications from the Chinese Computer Correspondence College. In 2012, he was appointed as MBA Master Tutor for the business school of Hunan Normal University.

Mr. Safa Movassaghi - Mr. Movassaghi has previously served as our Company’s President, Chief Executive Officer, and a member of the board of directors between May 2012 and February 2015. Since 2007, Mr. Movassaghi has served as President and Chief Executive Officer of Delarman, Inc., an investment company with a focus on investing in security and data services companies. From 2009 to 2011, Mr. Movassaghi was the President and Chief Executive Officer of Advanced Green Technologies, Inc. ("AGT"), an IT managed services provider, utilizing the latest, cost-effective technological solutions. Mr. Movassaghi is the inventor of the proprietary MyComputerKey technology owned by our Company. Mr. Movassaghi received his B.S. in Electrical Engineering from California State University, Fresno.

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

Board of Directors

Our board of directors currently consists of four members. All directors serve for a term set to expire at the next annual meeting of stockholders of our Company or until their successors are elected and qualified.

Audit Committee

Our Company does not presently have an Audit Committee. No qualified financial expert has been hired because are too small to afford such expense.

Committees and Procedures

1.	The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2.	The view of the Board of Directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and our company are so small.

3.	The members of the Board who acts as nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4.	The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5.	The basis for the view of the Board of Directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6.	The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7.	There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8.

The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

Our officers, directors and employees are held to the highest standards of honest and ethical conduct when conducting the affairs of our Company. All such individuals must act ethically at all times in connection with services provided to our Company. We have not, however, adopted a formal, written corporate code of ethics that applies to our officers, directors and employees.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.444 of the Nevada Revised Statute apply to us. Section 78.438 of the Nevada law prohibits us from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for two years after the date on which the shareholder acquired our shares, unless the transaction is approved by our Board of Directors. The provisions also prohibit our Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than two years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control.

Director Independence

Our board of directors has determined that we have no “independent” directors as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

ITEM 11. EXECUTIVE COMPENSATION

(1)	The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended February 28, 2018 and 2019 in all capacities for the accounts of our named executive officers:

Summary Compensation Table
				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Qingxi “Sunny” Huang	2018	$–	–	–	$–	–	$–
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman (1)	2019	$–	–	–	$–	–	$–

Safa Movassaghi	2018	$–	–	–	$–	–	$–
Former Vice President (2)	2019	$17,273	–	–	$–	–	$17,273

Amanda Huang	2018	$26,977	–	–	$–	–	$26,977
Former Senior Vice President (3)	2019	$–	–	–	$–	–	$–

Michael R. Dunn	2018	$30,000	–	–	$–	–	$30,000
Former Officer and Director (4)	2019	$–	–	–	$–	–	$–

_______________

(1)	Mr. Huang became a director on July 28, 2017. On November 28, 2017, he was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman.
(2)	Mr. Movassaghi became Vice President on November 6, 2018 and resigned effective February 28, 2019. Mr. Movassaghi is also a director, effective March 20, 2019.
(3)	Amanda Huang was appointed as Senior Vice President on July 28, 2017 and resigned on January 9, 2018.
(4)	Michael Dunn was appointed as a director on February 11, 2015 and as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman on June 23, 2017. Mr. Dunn passed away on November 23, 2017. The compensation shown above has been accrued but not paid.

Grants of Plan-Based Awards

We did not grant any plan-based awards to executive officers in the year ended February 28, 2019.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Employment Agreements

We do not have any current employment agreements with our named executive officers.

Potential Payments upon Termination

None.

Compensation of Directors

No compensation was paid to any director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal years ended February 28, 2019.

All directors are entitled to receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 30, 2019 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from May 30, 2019, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from May 30, 2019.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)
Qingxi “Sunny” Huang (3)	12,422,000	62.74%
Safa Movassaghi (4)	317,700	1.60%
Wentie Sun (5)	0	0%
All Directors and Officers as a Group	12,739,700	64.34%

Beneficial Shareholders of Common Stock greater than 5%
Central Bio-MD Valley Technology Co. Ltd. (6)	1,500,000	7.58%
China Israel Biotechnology Co. Ltd. (7)	10,922,000	55.16%
Andrew Dunn (8)	2,900,000	14.65%
Amanda Huang (9)	1,018,000	5.14%

_______________

(1)	Unless otherwise stated, the address is 2 Park Plaza, Suite 400, Irvine, CA 92614.
(2)	Percent of Class is based on 19,800,646 shares issued and outstanding as of May 30, 2019. There are no shares of preferred stock issued and outstanding as of the date of this filing.
(3)	Qingxi Huang is current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board. Mr. Huang’s beneficial ownership includes 0 shares of common stock directly owned and 0 shares issuable upon the exercise of stock options. Mr. Huang is an indirect beneficiary of 12,422,000 shares of common stock owned by China Israel Biotechnology Co. Ltd. and Central Bio-MD Valley Technology Co., Ltd.
(4)

Safa Movassaghi is currently a director and former vice president of our Company. Mr. Movassaghi’s beneficial ownership includes 317,700 shares of common stock directly owned and 0 shares issuable upon the exercise of stock options.

(5)	Wentie Sun was a director of our Company until June 11, 2019. Mr. Sun owns no shares and there are 0 shares issuable upon exercise of stock options.
(6)	Central Bio-MD Valley Technology Co., Ltd. (“CBV”), is a Chinese corporation, having an address at 21F, Hualing Building, 111 Furong Rd, Changsha, Hunan Province, China. CBV is controlled by Huang “Sunny” Qingxi. Beneficial ownership includes 1,500,000 shares of common stock.
(7)	China Israel Biological Technology Co. Ltd. (“CIB”), is a Chinese corporation, having an address at 21F, Hualing Building, 111 Furong Rd, Changsha, Hunan Province, China. CIB is owned 100% by Central Bio-MD Valley Technology Co., Ltd. Beneficial ownership includes 10,922,000 shares of common.
(8)	Andrew Dunn is the son of Michael R. Dunn is the former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of our Company; his beneficial ownership includes 2,900,000 shares of common stock, as acquired control of the shares as administrator of the Dunn Estate and 0 shares issuable upon the exercise of stock options. Mr. Dunn passed away November 19, 2017. Mr. Dunn’s beneficial ownership still in probate pending completion.
(9)	Amanda Huang is our former Senior Vice President; her beneficial ownership includes 1,018,000 shares of common stock.

Changes in Control

As previously reported on Form 8-K/A filed August 30, 2017, on June 28, 2017, Goldenrise and our Company entered into a Stock Purchase Agreement (the “Dunn Agreement”) with Michael R. Dunn, our then sole officer and director (“Dunn”). Pursuant to Dunn Agreement, Goldenrise agreed to sell 12,000,000 shares of our common stock to Dunn representing approximately 92% of our outstanding shares. In consideration for these shares, Dunn agreed to pay Goldenrise a total of $400,000 as follows: (i) $180,000 on or before July 15, 2017 (extended to July 28, 2017), (ii) $180,000 withheld as an offset to monies owed by Goldenrise to Dunn; and (iii) $40,000 withheld and applied towards invoices related to the audit and legal fees associated with the reporting requirements of our Company through the date of Closing.

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

The Closing of the Dunn Agreement and SPA effected a change in control of our Company. There were no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of officers or other matters.

Other than the foregoing, we are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of February 28, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	$–	131,875
Total	–	$–	131,875

27

_______________

(1)	2014 Stock Incentive Plan. On January 27, 2014, our board of directors adopted the 2014 Stock Incentive Plan (“Plan”). The purpose of our Plan is to advance the best interests of our Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in our Company’s success, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 150,000 shares, subject to adjustment. Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of our Company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of our company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of our Company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of our Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the Plan. Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 131,875 shares, and as of February 28, 2019, we have issued 18,125 shares under the Plan. Since March 1, 2014, we have issued an aggregate 18,125 shares under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of our Company or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Qingxi Huang is not an independent director because he is also an executive officer of our Company, and Mr. Movassaghi as a former officer is not an independent director. Mr. Sun is an independent director.

Related Party Transactions

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

On July 25, 2017, prior to the Closing of the Dunn Agreement, we entered into an unsecured promissory note with Goldenrise in the amount of $90,000 (the “Goldenrise Note”). See Note 5. As such, during the closing of the Dunn Agreement and the SPA, $90,000 was provided to our Company as proceeds received under the Goldenrise Note. The purchase prices under the Dunn Agreement and the SPA have been paid in full.

During late 2017 and early 2018, our largest shareholder funded our Company with related party notes payable of $223,694 with an interest rate of 10% per annum. As of February 28, 2018, the buyers were owed $226,299 which included accrued interest of $2,605. On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest shareholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the year ended February 28, 2019, we recorded $3,896 of related party interest expense in connection the buyers’ related party notes payable. Also during the year ended February 28, 2019, we recorded a loss on settlement of debt of $184,156 on the accompanying statement of operations based on the excess in fair market value of the shares issued in connection with this transaction.

Other than the foregoing, none of our directors or executive officers, nor any person who owned of record or was known to own beneficially more than 5% of our Company’s outstanding shares of common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect our Company.

With regard to any future related party transaction, we plan to fully disclose the details in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested director’s consent; and

•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Auditors

On April 30, 2015 dbbmckennon was appointed as our independent registered public accounting firm. On September 28, 2017, dbbmckennon resigned as the registered independent registered public accountant.

We appointed TAAD LLP (“TAAD”) as our registered independent public accounting firm as of October 12, 2017. The decision to appoint TAAD was approved by our Board of Directors on October 13, 2017. TAAD was the former auditor for our Company between October 17, 2014 and April 30, 2015.

dbbmckennon performed the audit of our financial statements for the fiscal years ended February 28, 2017 and February 29, 2016 and also reviewed our financial statements for the quarter ended May 31, 2017. TAAD has performed audit and review procedures on our financial statements ever since.

Audit Fees

dbbmckennon billed us $5,000 for the review of our quarterly financials for the quarter ended May 31, 2017.

TAAD billed us an aggregate of $13,000 for the review of our quarterly financial statements for quarters ended August 31, 2017, November 30, 2017, and an aggregate of $9,500 for the audit of our financial statements for the year ended February 28, 2018. For quarters ended May 31, 2018, August 31, 2018 and October 31, 2018, TAAD billed us an aggregate of $12,000 for the review of our quarterly financial statements. Also, TAAD billed us $7,500 for the audit of financial statements for the year ended February 28, 2019.

Audit Related Fees

None.

Tax Fees

We have not yet incurred tax preparation fees for the year ended February 28, 2019 which we expect will be similar to 2018. TAAD billed us an aggregate of $5,000 for tax preparation fees for our tax returns for the years ended February 28, 2018 and 2017. This amount was paid during our year ended February 28, 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.2	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
3.6	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated February 9, 2018
10.1	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.2	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.3	Stock Purchase Agreement, dated June 28, 2017 between Cloud Security Corp., Goldenrise Development, Inc. and Michael R. Dunn, incorporated by reference to our Current Report on Form 8-K dated June 29, 2017.
10.4	Stock Purchase Agreement dated June 28, 2017, by and between Mr. Michael R. Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., incorporated by reference to our Current Report on Form 8-K dated August 1, 2017
10.5	Subscription Agreement by and between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated May 24, 2018
10.6	Debt Settlement Agreement between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated May 24, 2018
10.7	Subscription Agreement by and between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated June 10, 2019
10.8	Form of Warrant between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated June 10, 2019
10.9	Debt Settlement Agreement between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated June 10, 2019
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

Date: June 12, 2019	/s/ Qingxi Huang
Name: Qingxi Huang
Title: Chief Executive Officer and President (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Qingxi Huang	President, Chief Executive Officer, Chief Financial Officer	June 12, 2019
Qingxi Huang	Secretary and Chairman of the Board

/s/ Safa Movassaghi	Director	June 12, 2019
Safa Movassaghi

