Form 10-Q
period 2019-05-31
US-China Biomedical Technology, Inc.
filed 2019-07-22
CIK 1516079

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.: 000-54440

US-CHINA BIOMEDICAL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4479356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Park Plaza, Suite 400 Irvine, CA 92614
(Address of principal executive offices)

Issuer’s telephone number: (949) 679-3992

_______________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 22, 2019, 19,800,646 shares of our common stock and 0 shares of our preferred stock were issued and outstanding.

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

2

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

FORM 10-Q

May 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

	May 31, 2019	February 28, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$142,331	$36,542
Prepaid expenses	12,693	21,726
Total current assets	155,024	58,268
Operating lease right-of-use - non-current	313,627	–
Deposit	19,219	19,219
Total assets	$487,870	$77,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,643	$21,595
Due to related party	1,600	1,600
Accrued payroll - non-related parties	12,239	6,216
Accrued payroll - related parties	40,083	38,500
Deferred rent	–	8,167
Operating lease liability - current	182,684	–
Total current liabilities	254,249	76,078
Operating lease liability - non-current	140,415	–
Total liabilities	394,664	76,078

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at May 31, 2019 and February 28, 2019, respectively	–	–
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,800,646 and 15,510,646 shares issued and outstanding at May 31, 2019 and February 28, 2019, respectively	19,801	15,510
Additional paid-in capital	3,132,891	2,922,682
Accumulated deficit	(3,059,486)	(2,936,783)
Total stockholders' equity	93,206	1,409
Total liabilities and stockholders’ equity	$487,870	$77,487

See accompanying notes to the unaudited condensed financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	May 31, 2019	May 31, 2018

Operating expense:
General and administrative	$122,196	$86,593
Operating loss	(122,196)	(86,593)

Other (expense) income:
Interest expense - related party	(507)	(3,896)
Loss on settlement of debt	–	(184,156)
Total other (expense) income	(507)	(188,052)

Loss before provision for income taxes	(122,703)	(274,645)
Provision for income taxes	–	–

Net loss	$(122,703)	$(274,645)

Weighted average shares basic and diluted	19,707,385	14,032,385
Weighted average basic and diluted loss per common share	$(0.01)	$(0.02)

See accompanying notes to the unaudited condensed financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at February 28, 2019	15,510,646	$15,510	$2,922,682	$(2,936,783)	$1,409
Common stock issued in connection with stock purchase agreement with related party	4,290,000	4,291	210,209	–	214,500
Net loss	–	–	–	(122,703)	(122,703)
Balance at May 31, 2019 (unaudited)	19,800,646	$19,801	$3,132,891	$(3,059,486)	$93,206

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity/
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at February 28, 2018	13,510,646	$13,510	$1,940,526	$(2,225,843)	$(271,807)
Common stock issued in connection with stock purchase agreement with related party	2,000,000	2,000	798,000	–	800,000
Loss on conversion of related party debt	–	–	184,156	–	184,156
Rounding	–	1	–	–	1
Net loss	–	–	–	(274,645)	(274,645)
Balance at May 31, 2018 (unaudited)	15,510,646	$15,511	$2,922,682	$(2,500,488)	$437,705

See accompanying notes to the unaudited condensed financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	May 31, 2019	May 31, 2018
Cash flows from operating activities:
Net loss	$(122,703)	$(274,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of rent expense	1,305	–
Interest expense settled by issuance of common stock	507	3,896
Loss on settlement of debt	–	184,156
Changes in operating assets and liabilities:
Prepaid expenses	9,033	(12,698)
Accounts payable	(3,952)	5,321
Accrued liabilities	7,606	(27,763)
Net cash used in operating activities	(108,204)	(121,733)

Cash flows from financing activities:
Net proceeds from sale of common stock	163,993	569,805
Proceeds from related party note payable	50,000	–
Payments on notes payable	–	(45,000)
Net cash provided by financing activities	213,993	524,805

Net change in cash	105,789	403,072
Cash, beginning of period	36,542	56,407
Cash, end of period	$142,331	$459,479

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$800	$800

See accompanying notes to the unaudited condensed financial statements

US-CHINA BIOMEDICAL TECHNOLOGY, INC.

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

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

Business

We are an early stage biomedical technology and services company. Our immediate business focus is directed at the marketing and sales in the United States of unique products and technology developed by BSP Medical Ltd. (“BSP”), an affiliate company headquartered in Israel. BSP is a biomedical technology company revolutionizing non-invasive diagnosis of cardiac diseases. BSP offers a range of electrocardiogram (“ECG”) products based on the HyperQ™ technology. These include complete systems for routine clinical use, research-oriented systems, and original equipment manufacturer (“OEM”) products. Research systems facilitate data analysis by exporting all test parameters and measurements in a configurable format via a web based user-friendly interface. We have begun identifying qualified physicians and additions to our management team to begin initiation of operations in the US in order to begin sales and marketing of the BSP products in the US market. In addition, we are in the process of developing a joint venture with BSP whereby we will market and sell certain of their products. The joint venture is to be voted on by stockholders of BSP at a special meeting to be held at the end of July 2019.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 filed on June 12, 2019. The results of operations for the three months ended May 31, 2019, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Considerations and Management’s Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit in excess of $3.0 million as of May 31, 2019. We presently have limited liquidity and limited access to capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the date of this report. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Adoption of New Lease Accounting Standard

On March 1, 2019, we adopted ASU 2016-02, Leases (“Topic 842”). Under this new lease standard, we are required to recognize a "right-of-use asset" and "lease liability" on our accompanying Condensed Balance Sheets for all leases (except for any lease with an original term of less than 12 months).

In July 2018, the FASB issued ASU 2018-11, Lease (Topic 842) Targeted Improvements, providing a package of practical expedients and an optional transition method, in which the new standard is not applied to prior periods. We elected the optional transition method upon adoption of this ASU on March 1, 2019 and the package of practical expedients available under the transition provisions. Therefore, we did not reassess the following upon adoption: (i) whether expired or existing contracts contain leases, (ii) lease classification, and (iii) initial direct costs for our existing lease.

Our one lease consists of a facility lease which is classified as an operating lease. We recognize a lease liability to make contractual payments under our lease and a corresponding right-of-use asset, representing our right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. There are no ptions to extend or terminate our lease. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. We monitor any long-lived assets for indicators of impairment. As our leased right-of-use asset relates to a facility lease, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, we test whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, if any, and if not recoverable, measure impairment loss for the right-of-use asset or asset group. Impairment charges on leased right-of-use assets, if any arise, will be included in restructuring charges in the statement of operations.

New Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and determined that these were either disclosed in our most recently filed Form 10-K or are not believed by us to have a material impact on our present or future financial statements, based on our current operations.

3.	Related Party Transactions

Stock Purchase and Loan Agreements

On May 8, 2018, we completed a subscription agreement for the sale of 2,000,000 shares of our common stock to our largest stockholder for $800,000. $230,195 of the purchase price was applied to the settlement of related party notes payable and accrued interest and the remaining $569,805 was paid in cash. During the year ended February 28, 2019, we recorded a loss on settlement of debt of $184,156 on the accompanying condensed statement of operations based on the excess in fair market value of the shares issued in connection with this transaction.

On April 16, 2019, we borrowed $50,000 from our largest stockholder, China-Israel Biological Technology, Co. Ltd. (“CIB”) pursuant to a Note with an annual interest rate of 10% and having a maturity date of October 16, 2019 (the “April 2019 Note”). The April 2019 Note was repaid as part of the funding of the May 24, 2019 Subscription Agreement, as discussed below.

On May 24, 2019, we entered into a Subscription Agreement with CIB pursuant to which we sold 4,290,000 units. Each single Unit consists of one (1) share of our common stock and two and one half (2.5) warrants (collectively the “Units”). The warrants are exercisable for 18 months at $0.05 per share. The aggregate purchase price for the Units is USD $214,500 (the “Purchase Price”) or USD $0.05 per share. The Purchase Price was paid as follows: (i) $50,507 applied in extinguishment of the principal and accrued interest underlying the April 2019 Note between CIB and our Company, and (ii) $163,993 in cash funded May 29, 2019. The shares were issued effective May 29, 2019.

We valued the common stock and warrant at $386,100 using the Black-Scholes option-pricing model. The use of the Black-Scholes model required that we make a number of estimates, including the expected option term (1.5 years), the expected volatility in the price of our common stock (284% going back 1.5 years), the risk-free rate of interest (2.25% using average Treasury Bill rates) and the dividend yield on our common stock (no dividends).  If our variable volatility assumptions were different, the resulting determination of the fair value of the warrant could be materially different and our results of operations could be materially impacted.

Accrued Payroll – Related Parties

Our Company approved compensation to Michael Dunn in the amount of $5,000 per month beginning in June 2017, and to Qingxi Huang, our CEO and Chairman, in the amount of $3,000 per month beginning in April 2019. In addition, at February 28, 2019, we owed Safa Movassaghi compensation of $5,000 for the month of February 2019. As of May 31, 2019 and February 28, 2019, we have recorded accrued and unpaid payroll, inclusive of estimated payroll taxes, for each of these individuals as follows:

	May 31, 2019	February 28, 2019
Michael Dunn (1)	$33,000	$33,000
Qingxi Huang (2)	7,083	–
Safa Movassaghi (3)	–	5,500
Total accrued payroll – related parties	$40,083	$38,500

_______________

(1)	Mr. Dunn is deceased; his estate may pursue his accrued and unpaid compensation.
(2)	Amounts owed to Mr. Huang remain unpaid.
(3)	All amounts owed to Mr. Movassaghi were paid March 1, 2019.

Due to related party

As of May 31, 2019 and February 28, 2019, we owed $1,600 to Andrew Dunn for one time services provided, respectively. The amount owed is unsecured and non-interest bearing with no fixed terms of repayment. The imputed interest for both years is immaterial.

Andrew Dunn is the son of Michael Dunn, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board; his beneficial ownership includes 2,900,000 shares of common stock, as acquired control of the shares as administrator of the Dunn Estate and 0 shares issuable upon the exercise of stock options. Mr. Michael Dunn passed away November 19, 2017. Mr. Michael Dunn’s beneficial ownership has been transferred to the administrator, Andrew Dunn, however the estate is still in probate pending completion.

Joint Venture

On April 1, 2019, our Board approved our entering into a strategic joint venture agreement with BSP for the creation of a joint venture, BSP Medical America, Inc (the “JV”). Our Company will acquire 50% of the JV pursuant to a subscription agreement for $100,000, and BSP shall contribute the same for their 50% ownership. Our CEO, Qingxi Huang, will be an officer and director of the JV. We are awaiting confirmation of consent from BSP and their executed JV agreement. As of the date of this filing the JV is to be voted on by stockholders of BSP at a special meeting to be held at the end of July 2019. As such, the JV is pending approval.

Our initial review of the JV suggests it will be treated as a Variable Interest Entity (“VIE”) to be consolidated. While the JV entity has been established, its future implementation cannot be assured until BSP approves and executes the joint venture agreement which has not yet been completed. As such, our determination of the VIE treatment will be determined once all approvals are obtained and the agreement has been executed.

4.	Accrued Payroll – Non-related Parties

As of May 31, 2019 and February 28, 2019, there is accrued and unpaid payroll, inclusive of estimated payroll taxes, to non-related parties of $12,239 and $6,216 respectively. The May 31, 2019 balance was paid on June 20, 2019 while the February 28, 2019 balance was paid on March 1, 2019.

5.	Operating Lease

On March 7, 2018, we entered into a lease with our landlord for the 5,824 square feet of office space. The lease, which is our only lease, has a minimum term of approximately 35 months, expiring January 31, 2021. On March 1, 2019, we adopted ASU 2016-02, Leases (“Topic 842”) which requires that we recognize a “right-of-use asset” and “lease liability” on our accompanying Condensed Balance Sheet for this lease.  In implementing this ASU, we elected the optional transition method allowed under ASU 2018-11, Lease (Topic 842) Targeted Improvements. Accordingly, we recorded $356,392 to our March 1, 2019 balance sheet for both our right-of-use asset and our lease liability under this lease.

This asset and liability substantially represents our aggregate benefit of use and present-value obligation to make corresponding minimum lease payments for the duration of each lease term, respectively. Since the implicit rate is not readily determinable in any of our leases, we used an estimated incremental borrowing rate as of the lease commencement date using the “effective interest method” to derive the present value of our aggregate lease liability. The interest rate we used is 10% per annum. The asset and liability associated with the lease is amortized over the respective lease term.

We elected to not separate lease components from non-lease components in our measurement of minimum lease payments. We recognize lease expense on a straight-line basis over the expected lease term, as reported within general and administrative expense on the accompanying Condensed Statement of Operations. For the three months ended May 31, 2019 and 2018, this expense amounted to aggregated $53,843 and $31,149, respectively.

Components of Lease Expense

Total lease expense, inclusive of our variable lease payments, for the three months ended March 31, 2019, is summarized as follows:

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018
Operating lease expense	$51,330	$31,149
Variable lease expense	2,513	–
Total lease expense	$53,843	$31,149

Future Lease Payments

The table below summarizes our (i) minimum lease payments over the next five years, (ii) implied interest (from the application of our incremental borrowing rate), and (iii) present value of future lease payments:

Future Payments	May 31, 2019
Year ending 2/29/20	$151,192
Year ending 2/28/21	192,192
Total future lease payments, undiscounted	343,384
Less: implied interest and deferred rent	(20,285)
Present value of operating lease payments	323,099
Less current portion	(182,684)
Non-current portion	140,415

6.	Capital Stock

Authorizations and Designations

We are authorized to issue 190,000,000 shares of our $0.001 par value common stock and 10,000,000 shares of our $0.001 par value preferred stock. As of May 31, 2019 and February 28, 2019, no preferred stock had been issued.

Sale of Common Stock

On May 24, 2019, we entered into a Subscription Agreement with CIB pursuant to which we sold 4,290,000 units. Each single Unit consists of one (1) share of our common stock and two and one half (2.5) warrants (collectively the “Units”). The warrants are exercisable for 18 months at $0.05 per share. The aggregate purchase price for the Units is USD $214,500 (the “Purchase Price”) or USD $0.05 per share. The Purchase Price was paid as follows: (i) $50,507 applied in extinguishment of the principal and accrued interest underlying the April 2019 Note between CIB and our Company, and (ii) $163,993 in cash funded May 29, 2019. The shares were issued effective May 29, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS “FORM 10-Q”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF US-CHINA BIOMEDICAL TECHNOLOGY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2019.

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

RESULTS OF OPERATIONS

We had no revenues in the three-month periods ending May 31, 2019 (“2019”) and May 31, 2018 (“2018”).

General and administrative expense - during the 2019 and 2018 periods, we incurred general and administrative expense of $122,196 and $86,593, respectively, an increase of $35,603. During the 2019 period, we experienced higher costs for compensation and benefits (up $20,420) as we ramped up our staffing in anticipation of expanding our operating activities. Other increased costs were rent (up $22,695) and consulting (up $8,400). Consulting costs were higher as we pursued new business opportunities. These increases in expense were offset by reductions in legal and accounting costs (down $8,476 and $2,250, respectively) along with reduced costs for dues and subscriptions (down $1,775).

Interest expense - during the 2019 and 2018 periods, we incurred interest expense to our largest stockholder of $507 and $3,896, respectively, a decrease of $3,389. The reduction was the result of lower levels of debt in 2019.

Gain and loss on settlements of debt - during the 2018 period we recorded a loss on conversion of related party debt of $184,156 attributable to our sale of 2,000,000 shares of our common stock based on the excess in fair market value over purchase price of the shares issued in connection with this transaction.

Net loss - our net loss decreased to $122,703 in 2019 compared to $274,645 for the 2018 period as a result of the factors described above.

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

Significant changes in the number of employees

As of May 31, 2019, we have three active employees. We utilize independent contractors on a part-time/as needed basis to assist in our development activities, marketing, and financial and accounting support. We are also dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2019, we had cash and cash equivalents of $142,331 and working capital of $82,621. In comparison, as of February 28, 2019, we had cash and cash equivalents of $36,542 and a working capital deficit of $19,811.

We had total liabilities of $394,664 as of May 31, 2019 consisting of accounts payable, accrued payroll, due to related party and an operating lease liability. This compares to total liabilities at February 28, 2019 of $76,078 consisting of accounts payable, accrued payroll, due to related party and deferred rent.

As of May 31, 2019, we had total stockholders’ equity of $93,206 and an accumulated deficit of $3,445,586. This compares to total stockholders’ equity of $1,409 and an accumulated deficit of $2,936,783 as of February 28, 2018.

During 2019, we used $108,204 of cash in operating activities which was attributable to our net loss of $122,703 offset by the net change in operating assets and liabilities of $12,687, the non-cash portion of rent expense of $1,305 and the interest expense settled by common stock of $507.

During 2018, we used $121,733 of cash in operating activities which was attributable to our net loss of $274,645 and the net change in operating assets and liabilities of $35,140, offset by the loss on conversion of related party debt of $184,156 and the interest expense settled by common stock of $3,896.

During 2019, net cash provided by financing activities was $213,993, which consisted of $163,993 of proceeds from sale of common stock to our largest stockholder, plus $50,000 from a notes payable from that same stockholder.

During 2018, net cash provided by financing activities was $524,805, which consisted of $569,805 of proceeds from sale of common stock to our largest stockholder, less $45,000 from repayment of notes payable.

Additional capital is required in order to implement our business plan.  Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and expand our operations. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party and non-related party loans and/or additional sales of stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above. Our independent registered public accounting firm included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern. We continue to pursue debt and/or equity financing, although there can be no assurance that our efforts will be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Item 10(f) (1) of Regulation S-K, we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2019.

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

We are not required by current SEC rules to include, and does not include, an auditor's attestation report. Our registered public accounting firm has not attested to Management's reports on our Company's internal control over financial reporting.

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

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2019, we issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D and Regulation S, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Accend Media. (now known as Cloud Security Corp), incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011.
3.2	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on April 29, 2011.
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.4	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 22, 2012.
3.5	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated May 28, 2013.
3.6	Articles of Merger, incorporated by reference to our Current Report on Form 8-K dated February 9, 2018.
10.1	2014 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2014.
10.2	Stock Purchase Agreement, dated December 8, 2014 between Cloud Security Corp. and Goldenrise Development, Inc., incorporated by reference to our Current Report on Form 8-K dated December 12, 2014.
10.3	Stock Purchase Agreement, dated June 28, 2017 between Cloud Security Corp., Goldenrise Development, Inc. and Michael R. Dunn, incorporated by reference to our Current Report on Form 8-K dated June 29, 2017.
10.4	Stock Purchase Agreement dated June 28, 2017, by and between Mr. Michael R. Dunn and China Israel Biotechnology Co. Ltd. and Central Bio-MD Technology Co. Ltd., incorporated by reference to our Current Report on Form 8-K dated August 1, 2017.
10.5	Subscription Agreement by and between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated May 24, 2018.
10.6	Debt Settlement Agreement between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated May 24, 2018.
10.7	Subscription Agreement by and between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated June 10, 2019.
10.8	Form of Warrant between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated June 10, 2019.
10.9	Debt Settlement Agreement between the Company and CIB, incorporated by reference to our Current Report on Form 8-K dated June 10, 2019.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer. *
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2019	/s/ Qingxi Huang
Name: Qingxi Huang
Title: Chief Executive Officer (Principal Executive Officer), President, and Chief Financial Officer (Principal Financial and Accounting Officer)

